Form 10QSB
period 1995-06-30
ELCOTEL INC
filed 1995-08-14
CIK 801448

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995.

Commission File No. 0-15205


                          ELCOTEL, INC.
       (Exact name of small business issuer in its charter)

        Delaware                                             59-2518405
 ------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

               6428 Parkland Drive, Sarasota, Florida 34243
               --------------------------------------------
                 (Address of principal executive offices)

                              (941) 758-0389
                       ---------------------------
                       (Issuer's telephone number)

                              Not Applicable
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X        No
                        -----         -----

The number of shares of the issuer's Common Stock outstanding as of August 7, 1995 was 7,768,765.


                       PART I  - FINANCIAL INFORMATION
                       --------------------------------

                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                      June 30,        March 31,
                                        1995             1995
                                     -----------      -----------
                                     (Unaudited)      (See Note)

ASSETS

CURRENT ASSETS
Cash and temporary investments              $2             $366
Accounts receivable, net                 3,856            2,809
Notes receivable                         3,247            3,289
Inventories                              2,441            2,354
Refundable income taxes                    177              177
Deferred tax asset                         636              636
Prepaid expenses and other current as      222              296
                                       -------          -------
    TOTAL CURRENT ASSETS                10,581            9,927

Property, plant and equipment, net       3,219            3,188
Notes receivable, noncurrent             2,202            2,695
Deferred tax asset                         339              339
Other assets                                69               76
                                       -------          -------
                                       $16,410          $16,225
                                       =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses   $2,997           $2,860
Line of credit                           1,098            1,425
Current portion of long-term debt           67               67
                                       -------          -------
    TOTAL CURRENT LIABILITIES            4,162            4,352
                                       -------          -------
LONG TERM DEBT, less current portion       710              782
                                       -------          -------
SHAREHOLDERS' EQUITY:
  Common Stock                              78               77
  Additional paid-in capital            10,039            9,966
  Retained earnings                      1,598            1,225
  Less treasury stock                     (177)            (177)
                                       -------          -------
                                        11,538           11,091
                                       -------          -------
                                       $16,410          $16,225
                                       =======          =======


  Note: The balance sheet at March 31, 1995, has been derived from the audited financial statements.

                                   1

       See  Notes to Condensed Consolidated Financial Statements


                      ELCOTEL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share amounts)

                                  (Unaudited)

                                               Three Months Ended
                                                     June 30,
                                            -------------------------
                                              1995             1994
                                             ------           ------
NET SALES                                    $5,820           $5,223
                                            -------          -------
COSTS AND EXPENSES:
    Cost of sales                             3,322            2,962
    Research and development                    521              364
    Selling, general and
      administrative                          1,547            1,167
                                            -------          -------
TOTAL COSTS AND EXPENSES                      5,390            4,493
                                            -------          -------
PROFIT FROM OPERATIONS                          430              730

INTEREST INCOME, net                            145               59
                                            -------          -------
PROFIT BEFORE INCOME TAXES                      575              789

INCOME TAX PROVISION                            202              189
                                            -------          -------
NET PROFIT                                     $373             $600
                                            =======          =======
NET PROFIT PER COMMON AND COMMON
    EQUIVALENT SHARE                          $0.05            $0.08
                                            =======          =======
WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING      8,212            7,833
                                            =======          =======

















                                  2

         See Notes to Condensed Consolidated Financial Statements.


                          ELCOTEL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (in thousands)

                                   (Unaudited)


                                               Three Months Ended
                                                    June 30,
                                            ------------------------
                                              1995              1994
                                            --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                    $373              $600
  Adjustments to reconcile net profit
    to net cash provided from operations:
      Depreciation and amortization               82                60
      Provision for doubtful accounts             (9)                8


  Change in operating assets and liabilities:
    Accounts receivable                       (1,038)             (219)
    Notes receivable, trade                      535               147
    Deposits                                       -               (37)
    Inventories                                  (87)           (1,263)
    Prepaid expenses and other
      current assets                              74                 2
    Accounts payable and accrued expenses        137             1,013
    Other, net                                     7                 4
                                              ------            ------
      Net cash flow provided from operations      74               315
                                              ------            ------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment    (113)              (84)
                                              ------            ------
 Net cash flow used in investing activities     (113)              (84)
                                              ------            ------




















                          ELCOTEL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (in thousands)

                                   (Unaudited)

                                   (continued)

                                               Three Months Ended
                                                    June 30,
                                            ------------------------
                                              1995              1994
                                            --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings             (327)                -
  Payments on long-term debt                     (72)                -
  Issuance of common stock                        74                43
                                              ------            ------
    Net cash flow provided by (used in)
      financing activities                      (325)               43
                                              ------            ------
    Net (decrease)/increase in cash
       and temporary investments                (364)              274

    Cash and temporary investments at
      beginning of year                          366               547
                                              ------            ------
    Cash and temporary investments at
      end of quarter                              $2              $821
                                              ======            ======
ADDITIONAL CASH FLOW INFORMATION:
  Cash Paid During the period for:
    Interest                                     $56               $57
    Income taxes                                   -                 6
























                                   4

         See Notes to Condensed Consolidated Financial Statements


                    ELCOTEL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except for share amounts)

                             (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of June 30, 1995, and the consolidated statements of operations for the three month periods ended
June 30, 1995 and 1994, and the consolidated statements of cash flows for the three month periods ended June 30, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1995. The results of operations for the three month period ended June 30, 1995, are not necessarily indicative of the results for the full fiscal year.


NOTE B.  INVENTORIES:

     Inventories by stage of completion are as follows:

                                                  June 30,   March 31,
                                                    1995       1995
                                                  --------   --------
       Finished products                            $ 148      $ 407
       Work-in-process                                343        162
       Purchased components                         1,950      1,785
                                                   ------     ------
                                                   $2,441     $2,354
                                                   ======     ======

NOTE C.  SHAREHOLDERS' EQUITY:

During the three month period ended June 30, 1995, shareholders' equity increased as a result of a net profit of $373, and employee and director exercise of stock options at prices between $.75 per share and $3.25 per share for a total of $74.


NOTE D.  SUBSEQUENT EVENT:

On August 3, 1995, one of the Company's customers, Amtel Communications, Inc. ("Amtel"), filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The Company is owed approximately $3,200 by Amtel relative to sales made by the Company to Amtel. The Company has a security interest in payphones sold to Amtel and a collateral assignment of agreements between Amtel and the owners of certain sites where those payphones have been installed. While the Company's evaluation of the effect of this bankruptcy filing is in its early stages, the Company believes that the value of its collateral is sufficient to cover the outstanding principal amount of the obligations, but that the payment will be delayed. The Company believes that the delay of payment will not have any negative effect on the Company's liquidity or operations.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operation.
            ---------------------------------------------

Results of Operations
---------------------
(Dollars in thousands)

Quarter ended June 30, 1995, compared to the quarter ended June 30, 1994:

Net sales for the quarter ended June 30, 1995 ("first quarter 1996"), increased to $5,820 from $5,223 for the quarter ended June 30, 1994 ("first quarter 1995"), an increase of $597, or approximately 11%, principally as a result of an increase in sales of electronic assemblies of approximately 14% offset by a decrease in sales of complete payphones of approximately 18% Unit sales of electronic assemblies increased by approximately 36% while unit sales of complete payphones decreased by approximately 21%. Average selling prices of payphones in the quarter were approximately 4% higher than in the same quarter last year, while average selling prices of electronic assemblies were 16% lower than last year due to credits given to customers for trade-in of older electronic assemblies in connection with the purchase of electronic assemblies that satisfy the requirements of the North American Numbering Plan. This trade-in program was extended through the end of the current fiscal year, due to large customer response, but the Company believes that the level of trade-ins will decrease during the fiscal year. In addition the Company sold a substantial number of upgrade modules which allow customers who have older versions of the Company's products to comply with the North American Numbering Plan. Sales of these upgrade modules are expected to continue throughout the current fiscal year at decreasing levels toward the latter part of the fiscal year.

Cost of sales as a percentage of net sales were substantially the same as in the previous year.

Research and development costs increased by $157, or approximately 43%, from $364 in the first quarter 1995 to $521 in the first quarter 1996 due to the hiring of additional development staff and increased use of outside contractors. Selling, general and administrative expenses increased by $380, or approximately 33%, from $1,167 in the first quarter 1995 to $1,547 in the first quarter 1996 principally as a result of increased sales commissions related to the Company's higher sales level compared to the prior year, an increase in the number of employees supporting international sales efforts and a one-time expense in connection with the Company's listing on the NASDAQ National Market System. Interest income increased by $96, or approximately 108%, from $89 in first quarter 1995 to $185 in first quarter 1996 due to an increase in the Company's
note receivable portfolio.   Interest expense increased by $10, or approximately
33%, from $30 in first quarter 1995 to $40 in first quarter 1996 due to increased borrowings against the Company's line of credit facility with its bank.

The current year tax provision of $202, which represents an effective tax rate of approximately 35%, is compared against the prior year's tax provision of $189, which was at an effective tax rate of 24% due to the Company having not utilized all of its net operating losses.

Liquidity and Capital Resources
-------------------------------
(Dollars in thousands)

The Company recorded an increase in current assets of $654, or approximately 7%, from $9,927 at March 31, 1995 to $10,581 at June 30, 1995, predominantly from an increase in accounts receivable of $1,047, due to a significant amount of shipments in the latter part of the quarter, partially offset by a decrease of $364 in cash and temporary investments, due to the Company's repayments on its line of credit. Current liabilities decreased by $190, or approximately 4%, from $4,352 at March 31, 1995 to $4,162 at June 30, 1995 predominantly from the repayment of $327 to the Company's bank of amounts borrowed against its line of credit.

Since August 31, 1994 the Company has had a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at prime plus one-half percent. The Company borrows against and repays the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1996 ranging from $1,098 to $1,425. The Company believes its lender will renew the line of credit when it matures on August 31, 1995.

The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through June 30, 1996.

                     PART II - OTHER INFORMATION
                     ----------------------------

Item 5.     Other Information
            -----------------

            On August 3, 1995, one of the Company's customers, Amtel Communications, Inc. and certain related entities ("Amtel"), filed a voluntary petition under Chapter 11 of the Bankruptcy
            Code. The Company is owed approximately $3,200 by Amtel arising out of the sale of approximately 3,500 payphones by the Company to Amtel. The Company has not delivered any phones to Amtel since February 1995. Payment of those obligations is secured by a security interest in payphones sold to Amtel and a collateral assignment of agreements between Amtel and the owners of certain sites where those payphones have been installed. While the Company's evaluation of the effect of this bankruptcy filing is in its early stages, the Company believes that the value of its collateral is sufficient to cover the outstanding principal amount of the obligations, but that the payment will be delayed. The Company believes that the delay of payment will not have any negative effect on the Company's liquidity or operations. The Company believes that immediate relief from the automatic stay with respect to this collateral is important in protecting its value and will be requesting such relief.



Item 6.     Exhibits and Reports on Form 8-K
            ---------------------------------

       A.   Exhibits:

            None

       B.   Form 8-K:

            None

                            SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Elcotel, Inc.
                                                       -------------
                                                       (Registrant)


Date:  August 11, 1995               By:   Ronald M. Tobin
                                           ----------------
                                           Ronald M. Tobin

                                           Vice President
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)