Form 10QSB
period 1995-09-30
ELCOTEL INC
filed 1995-11-13
CIK 801448

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.

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

The number of shares of the issuer's Common Stock outstanding as of November 9, 1995 was 7,879,265.




                       PART I  - FINANCIAL INFORMATION
                       -------------------------------

                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (in thousands)

                                     September 30,    March 31,
                                        1995             1995
                                     -------------    -------------
                                     (Unaudited)      (See Note)

ASSETS

CURRENT ASSETS
Cash and temporary investments            $116             $366
Accounts receivable, net                 4,541            2,809
Notes receivable                         3,640            3,289
Inventories                              3,085            2,354
Refundable income taxes                    177              177
Deferred tax asset                         636              636
Prepaid exp. and other current assets      180              296
                                       -------          -------
    TOTAL CURRENT ASSETS                12,375            9,927

Property, plant and equipment, net       3,163            3,188
Notes receivable, noncurrent             1,747            2,695
Deferred tax asset                         339              339
Other assets                                91               76
                                       -------          -------
                                       $17,715          $16,225
                                       =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses   $2,903           $2,860
Line of credit                           1,405            1,425
Current portion of long-term debt          866               67
                                       -------          -------
    TOTAL CURRENT LIABILITIES            5,174            4,352
                                       -------          -------
LONG TERM DEBT, less current portion       809              782
                                       -------          -------
SHAREHOLDERS' EQUITY:
  Common Stock                              79               77
  Additional paid-in capital            10,149            9,966
  Retained earnings                      1,681            1,225
  Less treasury stock                     (177)            (177)
                                       -------          -------
                                        11,732           11,091
                                       -------          -------
                                       $17,715          $16,225
                                       =======          =======
<N>

Note:  The balance sheet at March 31, 1995, has been derived from the audited consolidated financial statements.
                                   1

       See  Notes to Condensed Consolidated Financial Statments.




                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                  Three Months Ended  Six Months Ended
                                     September 30,       September 30,
                                  ------------------ -------------------
                                    1995      1994      1995      1994
                                   ------    ------    ------    ------
NET SALES                          $5,484    $6,945   $11,304   $12,168
                                   ------    ------   -------   -------
COSTS AND EXPENSES:
    Cost of sales                   3,260     3,981     6,582     6,943
    Research and development          543       445     1,064       809
    Selling, general and
      administrative                1,597     1,662     3,144     2,829
                                   ------    ------   -------   -------
TOTAL COSTS AND EXPENSES            5,400     6,088    10,790    10,581
                                   ------    ------   -------   -------
PROFIT FROM OPERATIONS                 84       857       514     1,587

INTEREST INCOME, net                   43        70       188       129
                                   ------    ------   -------   -------
PROFIT BEFORE INCOME TAXES            127       927       702     1,716

INCOME TAX PROVISION                   44       162       246       351
                                   ------    ------   -------   -------
NET PROFIT                            $83      $765      $456    $1,365
                                   ======    ======   =======   =======
NET PROFIT PER COMMON AND COMMON
    EQUIVALENT SHARE                $0.01     $0.10     $0.06     $0.18
                                   ======    ======   =======   =======
WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING              8,226     7,806     8,219     7,786
                                   ======    ======   =======   =======












                                  2

              See Notes to Condensed Consolidated Financial Statements


                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (in thousands)

                                  (Unaudited)

                                                 Six Months Ended
                                                   September 30,
                                             --------------------------
                                               1995              1994
                                             -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                    $456            $1,365
  Adjustments to reconcile net profit
    to net cash used in operations:
      Depreciation and amortization              167               127
      Provision for doubtful accounts             75                64


  Change in operating assets and liabilities:
    Accounts receivable                       (1,807)           (1,546)
    Notes receivable, trade                      597              (383)
    Deposits                                        -                9
    Inventories                                 (746)              (45)
    Prepaid expenses and other
      current assets                             116               408
    Accounts payable and accrued expenses         58              (207)
    Other, net                                   (15)               22
                                              -------           -------
      Net cash flow used in operations        (1,099)             (186)
                                              -------           -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment    (142)             (189)
                                              -------           -------
  Net cash flow used in investing activities    (142)             (189)






















                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (in thousands)

                                   (Unaudited)

                                   (continued)

                                                 Six Months Ended
                                                   September 30,
                                             --------------------------
                                               1995              1994
                                             -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings              (20)              (49)
  Proceeds from long-term borrowings             826                  -
  Issuance of common stock                       185                64
                                              -------           -------
    Net cash flow provided by (used in)
      financing activities                       991                15
                                              -------           -------
    Net decrease in cash
       and temporary investments                (250)             (360)

    Cash and temporary investments at
      beginning of year                          366               547
                                              -------           -------
    Cash and temporary investments at
      end of quarter                            $116              $187
                                              =======           =======
ADDITIONAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                     $59               $79
    Income taxes                                 212               329
























                                   4

         See Notes to Condensed Consolidated Financial Statements


                   ELCOTEL, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for share amounts)

                             (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of September 30, 1995, and the consolidated statements of operations for the three and six month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the six month periods ended September 30, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1995. The results of operations for the three and six month periods ended September 30, 1995, are not necessarily indicative of the results for the full fiscal year.


NOTE B.  INVENTORIES:

     Inventories by stage of completion are as follows:

                                        September 30,   March 31,
                                             1995         1995
                                            ------       ------
       Finished products                     $ 158        $ 407
       Work-in-process                         726          162
       Purchased components                  2,201        1,785
                                            ------       ------
                                            $3,085       $2,354
                                            ======       ======

NOTE C.  SHAREHOLDERS' EQUITY:

During the six month period ended September 30, 1995, shareholders' equity increased as a result of a net profit of $456, and employee and director exercise of stock options at prices between $.75 per share and $3.50 per share for a total of $185.

<PAGE)

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operation.
            ---------------------------------------------

Results of Operations
---------------------
(Dollars in thousands)

Quarter ended September 30, 1995, compared to the quarter ended
September 30, 1994:

Net sales for the quarter ended September 30, 1995 ("second quarter 1996"), decreased from $6,945 to $5,484 for the quarter ended September 30, 1994 ("second quarter 1995"), a decrease of $1,461, or approximately 21%, principally as a result of a decrease in sales of electronic assemblies of approximately 5% and a decrease in sales of complete payphones of approximately 39% (substantially all related to a large international shipment in the second quarter 1995 for approximately $1,500). Unit sales of electronic assemblies decreased by approximately 26% and unit sales of complete payphones decreased by approximately 50% (also due to the large international shipment in the second quarter 1995). Average selling prices of payphones in the quarter were approximately 23% higher than in the same quarter last year, and average selling prices of electronic assemblies were approximately 30% higher than in the same quarter last year. In addition the Company sold upgrade modules which allow customers who have older versions of the Company's products to comply with the North American Numbering Plan. Sales of these upgrade modules are expected to continue throughout the current fiscal year at decreasing levels toward the latter part of the fiscal year.

Cost of sales as a percentage of net sales increased from 57% for the second quarter 1995 to 59% for the second quarter 1996, principally as a result of decreased production and the resulting reduced manufacturing cost absorption, offset by the mix of complete payphones sold compared to sales of electronic assembly products. The Company realizes higher prices but lower margins on sales of complete payphones than on electronic assembly products because the cabinets included with the Company's complete telephones are a significant portion of the total cost of the telephone but are priced only nominally above cost.

Research and development costs increased by $98, or approximately 22%, from $445 in the second quarter 1995 to $543 in the second quarter 1996 due to the hiring of additional development staff and increased use of outside contractors. Selling, general and administrative expenses decreased by $65, or approximately 4%, from $1,662 in the second quarter 1995 to $1,597 in the second quarter 1996 principally as a result of decreased sales commissions related to the Company's lower sales level compared to the prior year, offset by an increase in the number of employees supporting international sales
efforts.   Interest income increased by $14, or approximately 15%, from $91 in second quarter 1995 to $105 in the second quarter 1996 due to an increase
in the Company's note receivable portfolio.   Interest expense increased by
$41, or approximately 195%, from $21 in the second quarter 1995 to $62 in second quarter 1996 due to increased borrowings against the Company's line of credit facility with its bank.

The tax provision in second quarter 1996 of $44, which represents an effective tax rate of approximately 35%, is compared against the tax provision in the second quarter 1995 of $162, which was at an effective tax rate of 17% due to the Company having not recognized all of its net operating losses in the prior year.

Six months ended September 30, 1995, compared to the six months ended September 30, 1994:

Net sales for the six months ended September 30, 1995 ("first-half 1996") ,decreased from $12,168 to $11,304 for the six months ended September 30, 1994 ("first-half 1995"), a decrease of $864, or approximately 7%, principally as a result of an increase in sales of electronic assemblies of approximately 4% offset by a decrease in sales of complete payphones of approximately 31% (substantially all related to a large international shipment in the first-half 1995 for approximately $1,500). Unit sales of electronic assemblies increased by approximately 3% while unit sales of complete payphones decreased by approximately 39% (also due to the large international shipment in the first-half 1995). Average selling prices of payphones in the first-half 1996 were approximately 14% higher than in the same period last year, and average selling prices of electronic assemblies were approximately 3% higher than in the same period last year. In addition the Company sold upgrade modules which allow customers who have older versions of the Company's products to comply with the North American Numbering Plan. Sales of these upgrade modules are expected to continue throughout the current fiscal year at decreasing levels toward the latter part of the fiscal year.

Cost of sales as a percentage of net sales increased from 57% for the first-half 1995 to 58% for the first-half 1996, principally as a result of decreased production and the resulting reduced manufacturing cost absorption, offset by the mix of complete payphones sold compared to sales of electronic assembly products. The Company realizes higher prices but lower margins on sales of complete payphones than on electronic assembly products because the cabinets included with the Company's complete telephones are a significant portion of the total cost of the telephone but are priced only nominally above cost.

Research and development costs increased by $255, or approximately 31%, from $809 in the first-half 1995 to $1,064 in the first-half 1996 due to the hiring of additional development staff and increased use of outside contractors. Selling, general and administrative expenses increased by $315, or approximately 11%, from $2,829 in the first-half 1995 to $3,144 in the first-half 1996 principally as a result of an increase in the number of employees supporting international sales efforts and the one-time expense in connection with the Company's listing on the NASDAQ National Market System, offset by decreased sales commissions related to the Company's lower sales
level compared to the prior year.   Interest income increased by $110, or
approximately 61%, from $180 in the first-half 1995 to $290 in the first-half
1996 due to an increase in the Company's note receivable portfolio.   Interest
expense increased by $51, or approximately 100%, from $51 in the first-half 1995 to $102 in the first-half 1996 due to increased borrowings against the Company's line of credit facility with its bank.

The tax provision in the first-half 1996 of $246, which represents an effective tax rate of approximately 35%, is compared against the tax provision in the first-half 1995 of $351, which was at an effective tax rate of 20% due to the Company having not recognized all of its net operating losses in the prior year.

Liquidity and Capital Resources
-------------------------------
(Dollars in thousands)

The Company recorded an increase in current assets of $2,448, or approximately 25%, from $9,927 at March 31, 1995 to $12,375 at September 30, 1995,
predominantly from an increase in accounts receivable of $1,732, due to a significant amount of shipments in the latter part of the quarter and an increase in inventory of $731. Current liabilities increased by $822, or approximately 19%, from $4,352 at March 31, 1995 to $5,174 at September 30, 1995 predominantly due to refinancing of the Company's mortgage with its lender to a shorter term at a lower interest rate resulting in reclassification of $799 from long term debt to current portion of long term debt.

Since August 31, 1994 the Company has had a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit was at prime plus one-half percent. On August 31, 1995 the Company's lender renewed the line for another year at the bank's floating 30 day libor rate plus 2.75%.
As of September 30, 1995 that rate was 8.63% compared to the former rate of 9.25%. The Company borrows against and repays the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1996 ranging from $858 to $1,425. The Company believes its lender will renew the line of credit when it matures on August 31, 1996.

In addition, on August 31, 1995, the Company borrowed $1,000 from the same lender for a one-year term with interest at the bank's floating 30 day libor rate plus 2.75%. As of September 30, 1995 that rate was 8.63%. The Company also refinanced its mortgage note with its lender on the same date. The Company's former mortgage note, in the original principal amount of $1,000 was for a 15 year term with a five year balloon with an interest rate of prime plus one-half percent. The Company had been making its monthly principal payments based upon a five year amortization schedule. By refinancing the note, the Company was able to lower its interest rate to a fixed rate of 8.50% from the floating rate of 9.25% as of the closing date for the remainder of the original five year term.

The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through September 30, 1996.

                     PART II - OTHER INFORMATION
                     ---------------------------

Item 1. Legal Proceedings
        -----------------

       On August 3, 1995, one of the Company's customers, Amtel
       Communications, Inc. and four related entities ("Amtel") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (In re Amtel Communications, Inc., United States Bankruptcy Court for the Southern District of California, Case No. 95-08256-M11).

       In late 1994 and early 1995, the Company had sold Amtel on credit approximately 3,500 payphones and related equipment. To secure Amtel's obligations to pay the Company for the payphones and related equipment pursuant to five promissory notes, Amtel granted the Company a security interest in payphones sold to Amtel and a collateral assignment of agreements between Amtel and the owners of certain sites where those payphones have been installed (collectively the "Collateral"). On the date of the bankruptcy filing the Company was owed approximately $3,200,000 by Amtel. Even though Amtel was in default on the payment of its obligations to the Company on the date of Amtel's bankruptcy filing, the Company is prevented by the automatic bankruptcy stay from exercising its remedies on default against Amtel or the Collateral.

       On October 10, 1995, the Company filed a motion for relief from the automatic stay and/or adequate protection, Elcotel v. Amtel Communications, Inc., et al., RS No. 03277 (the "Motion"). Pursuant to the Motion, the Company is seeking either: (i) relief from the automatic stay to enable the Company to enforce its rights against the Collateral and/or (ii) adequate protection of the Company's interests.

       Although no responses to the Motion have yet been filed, the Company anticipates that its position that it has a perfected, first priority security interest in the Collateral will be challenged. Those challenges may include, inter alia, that: (i) the Company's security interest in the Collateral is not fully perfected; and (ii) Amtel sold some or all of the Collateral free and clear of the security interests granted to the Company. While the Company believes at this time that it will prevail in all material respects with regard to these issues, if those challenges are successful, the Company's ability to obtain repayment of the entire amount owed by Amtel to the Company would be significantly impaired.

       The Company has granted Amtel and other interested parties extensions of time to respond to the Motion while the parties have been negotiating interim arrangements intended to provide adequate protection of the Company's interests. If such arrangements cannot be negotiated, the Company intends to proceed to a decision on the Motion. There can be no assurance as to whether those interim arrangements can be reached or whether the Company will be successful in overcoming any challenges to its security interest or in having the automatic stay lifted with respect to the Collateral.

       The Company believes that it is too early in Amtel's bankruptcy case to determine whether or when Amtel will achieve confirmation of a plan of reorganization or what the proposed treatment of the Company or other creditors will be in any plan of reorganization.


Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

       A.   Exhibits:

            The Exhibits are listed in the Index to Exhibits on page E-1.

       B.   Form 8-K:

            None

                              SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Elcotel, Inc.
                                                       -------------
                                                       (Registrant)


Date: November 13, 1995            By:     /s/ Ronald M. Tobin
                                           ------------------------
                                           Ronald M. Tobin

                                           Vice President
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)

                          INDEX TO EXHIBITS

Exhibit                                          Incorporated by        Page
Number     Description                             Reference to          No.
------ ----------------------                    -----------------     ------
10.1   Amendment to Loan Agreement
       and Second Amendment to
       Collateral Assignment and
       Security Agreement between Elcotel, Inc.
       and NationsBank of Florida, N.A.
       dated August 31, 1995.                    Included in this report.

10.2   Renewal Promissory Note between
       Elcotel, Inc. and NationsBank of
       Florida, N.A. dated August 31, 1995.      Included in this report.

10.3   Promissory Note between
       Elcotel, Inc. and NationsBank of
       Florida, N.A. dated August 31, 1995.      Included in this report.

10.4   Mortgage Modification Agreement
       between Elcotel, Inc. and NationsBank of
       Florida, N.A. dated August 31, 1995.      Included in this report.

10.5   Replacement Promissory Note between
       Elcotel, Inc. and NationsBank of
       Florida, N.A. dated August 31, 1995.      Included in this report.