Form 10QSB
period 1995-12-31
ELCOTEL INC
filed 1996-02-13
CIK 801448

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995.

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

The number of shares of the issuer's Common Stock outstanding as of February 9, 1996 was 7,928,590.




                       PART I  - FINANCIAL INFORMATION
                       -------------------------------

                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (in thousands)

                                     December 31,    March 31,
                                        1995             1995
                                     -------------    -------------
                                     (Unaudited)      (See Note)

ASSETS

CURRENT ASSETS
Cash and temporary investments            $100             $366
Accounts receivable, net                 4,142            2,809
Notes receivable                         3,072            3,289
Inventories                              3,103            2,354
Refundable income taxes                    177              177
Deferred tax asset                         636              636
Prepaid exp. and other current assets      115              296
                                       -------          -------
    TOTAL CURRENT ASSETS                11,345            9,927

Property, plant and equipment, net       3,153            3,188
Notes receivable, noncurrent               893            2,695
Deferred tax asset                         339              339
Other assets                               126               76
                                       -------          -------
                                       $15,859          $16,225
                                       =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses   $1,991           $2,860
Line of credit                             955            1,425
Current portion of long-term debt          866               67
                                       -------          -------
    TOTAL CURRENT LIABILITIES            3,812            4,352
                                       -------          -------
LONG TERM DEBT, less current portion       592              782
                                       -------          -------
SHAREHOLDERS' EQUITY:
  Common Stock                              79               77
  Additional paid-in capital            10,204            9,966
  Retained earnings                      1,349            1,225
  Less treasury stock                     (177)            (177)
                                       -------          -------
                                        11,455           11,091
                                       -------          -------
                                       $15,859          $16,225
                                       =======          =======
<N>

Note:  The balance sheet at March 31, 1995, has been derived from the audited consolidated financial statements.
                                   1

       See  Notes to Condensed Consolidated Financial Statments.




                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                  Three Months Ended  Nine Months Ended
                                     December 31,       December 31,
                                  ------------------ -------------------
                                    1995      1994      1995      1994
                                   ------    ------    ------    ------
NET SALES                          $5,069    $6,788   $16,373   $18,956
                                   ------    ------   -------   -------
COSTS AND EXPENSES:
    Cost of sales                   3,259     4,109     9,841    11,052
    Research and development          587       463     1,651     1,272
    Selling, general and
      administrative                1,764     1,404     4,908     4,233
                                   ------    ------   -------   -------
TOTAL COSTS AND EXPENSES            5,610     5,976    16,400    16,557
                                   ------    ------   -------   -------
PROFIT/(LOSS) FROM OPERATIONS        (541)      812       (27)    2,399

INTEREST INCOME, net                   30        88       218       217
                                   ------    ------   -------   -------
PROFIT/(LOSS) BEFORE INCOME TAXES    (511)      900       191     2,616

INCOME TAX/(BENEFIT) PROVISION       (179)      107        67       458
                                   ------    ------   -------   -------
NET PROFIT/(LOSS)                   $(332)     $793      $124    $2,158
                                   ======    ======   =======   =======
NET PROFIT/(LOSS) PER COMMON
    AND COMMON EQUIVALENT SHARE    ($0.04)    $0.10     $0.02     $0.28
                                   ======    ======   =======   =======
WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING              8,280     7,760     8,239     7,778
                                   ======    ======   =======   =======












                                  2

              See Notes to Condensed Consolidated Financial Statements


                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (in thousands)

                                  (Unaudited)

                                                 Nine Months Ended
                                                    December 31,
                                             --------------------------
                                               1995              1994
                                             -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                    $124            $2,158
  Adjustments to reconcile net profit
    to net cash used in operations:
      Depreciation and amortization              251               191
      Provision for doubtful accounts            357                77


  Change in operating assets and liabilities:
    Accounts receivable                       (1,690)           (1,894)
    Notes receivable, trade                    2,019            (1,633)
    Deposits                                      -                  9
    Inventories                                 (749)             (298)
    Prepaid expenses and other
      current assets                             181               459
    Accounts payable and accrued expenses       (869)              416
    Other, net                                   (53)              (28)
                                              -------           -------
      Net cash flow used in operations          (429)             (543)
                                              -------           -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment    (216)             (423)
                                              -------           -------
  Net cash flow used in investing activities    (216)             (423)






















                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (in thousands)

                                   (Unaudited)

                                   (continued)

                                                 Nine Months Ended
                                                    December 31,
                                             --------------------------
                                               1995              1994
                                             -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings             (470)               -
  Proceeds from long-term borrowings             609              (117)
  Issuance of common stock                       240               833
                                              -------           -------
    Net cash flow provided by
      financing activities                       379               716
                                              -------           -------
    Net decrease in cash
       and temporary investments                (266)             (250)

    Cash and temporary investments at
      beginning of year                          366               547
                                              -------           -------
    Cash and temporary investments at
      end of quarter                            $100              $297
                                              =======           =======
ADDITIONAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                    $113              $105
    Income taxes                                 212               475
























                                   4

         See Notes to Condensed Consolidated Financial Statements


                  ELCOTEL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except for share amounts)

                             (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of December 31, 1995, and the consolidated statements of operations for the three and nine month periods ended December 31, 1995 and 1994, and the consolidated statements of cash flows for the nine month periods ended December 31, 1995 and 1994, have been prepared by the Company, without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1995. The results of operations for the three and nine month periods ended December 31 1995, are not necessarily indicative of the results for the full fiscal year.


NOTE B.  INVENTORIES:

     Inventories by stage of completion are as follows:

                                         December 31,    March 31,
                                             1995          1995
                                          -----------   ----------
       Finished products                     $ 362        $ 407
       Work-in-process                         891          162
       Purchased components                  1,850        1,785
                                            ------       ------
                                            $3,103       $2,354
                                            ======       ======

NOTE C.  SHAREHOLDERS' EQUITY:

During the nine month period ended December 31, 1995, shareholders' equity increased as a result of a net profit of $124, and employee and director exercise of stock options at prices between $.75 per share and $3.63 per share for a total of $240.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operation.
            ---------------------------------------------

Results of Operations
----------------------
(Dollars in thousands)

Quarter ended December 31, 1995, compared to the quarter ended
December 31, 1994:

Net sales for the quarter ended December 31, 1995 ("third quarter 1996"), decreased to $5,069 from $6,788 for the quarter ended December 31, 1994 ("third quarter 1995"), a decrease of $1,719, or approximately 25%, principally as a result of a decrease in sales of electronic assemblies of approximately 9% and a decrease in sales of complete payphones of approximately 45%. Unit sales of electronic assemblies decreased by approximately 10% and unit sales of complete
payphones decreased by approximately 51%.   The decrease in sales was
due to a combination of adverse weather in December in the Northeastern United States, restrictive regulations that limit the number of new payphones in a specific area and imposition of higher fees in some municipalities which delayed purchases of planned payphone deliveries, and delays due to software modifications made to a new coin line payphone. Average selling prices of payphones in the quarter were approximately 12% higher than in the same quarter last year, and average selling prices of electronic assemblies were approximately the same in the comparable quarter last year. In addition the Company sold upgrade modules which allow customers who have older versions of the Company's products to comply with the North American Numbering Plan. Sales of these upgrade modules are expected to continue throughout the current fiscal year at decreasing levels toward the latter part of the fiscal year.

Cost of sales as a percentage of net sales increased from 61% for the third quarter 1995 to 64% for the third quarter 1996, principally as a result of decreased production and the resulting reduced manufacturing cost absorption, offset by a lower percentage of complete payphones sold compared to sales of electronic assembly products. The Company realizes higher prices but lower margins on sales of complete payphones than on electronic assembly products because the cabinets included with the Company's complete telephones are a significant portion of the total cost of the telephone but are priced only nominally above cost.

Research and development costs increased by $124, or approximately 27%, from $463 in the third quarter 1995 to $587 in the third quarter 1996 due to the hiring of additional development staff and increased use of outside contractors. Selling, general and administrative expenses increased by $360, or approximately 26%, from $1,404 in the third quarter 1995 to $1,764 in the third quarter 1996 principally as a result of increased legal fees the Company has incurred related to the bankruptcy filing by one of its customers, and increased outside contractor costs for a specific project that was completed in the quarter. Interest income decreased by $25, or approximately 23%, from $110 in third quarter 1995 to $85 in the third quarter 1996 due
to a decrease in the Company's note receivable portfolio.   Interest
expense increased by $33, or approximately 150%, from $22 in the third quarter 1995 to $55 in third quarter 1996 due to increased borrowings against the Company's line of credit facility with its bank.

The tax benefit in third quarter 1996 of $179, which represents an effective tax rate of approximately 35%, is compared against the tax provision in the third quarter 1995 of $107, which was at an effective tax rate of 12% due to the Company having not recognized all of its net operating losses in the prior year.

Nine months ended December 31, 1995, compared to the nine months ended December 31, 1994:

Net sales for the nine months ended December 31, 1995 ("nine-months 1996"), decreased to $16,373 from $18,956 for the nine months ended December 31, 1994 ("nine-months 1995"), a decrease of $2,583, or approximately 14%, principally as a result of a decrease in sales of complete payphones of approximately 36%. Net sales of electronic assemblies during the nine-months 1996 were approximately the same as during the nine-months 1995. Unit sales of electronic assemblies decreased by approximately 3% and unit sales of complete payphones decreased by approximately 44% due, in part, to a large international shipment during the nine-months 1995, adverse weather in December in the Northeastern United States, restrictive regulations that limit the number of new payphones in a specific area and imposition of higher fees in some municipalities which delayed purchases of planned payphone deliveries, and delays due to software
modifications made to a new coin line payphone.    Average selling
prices of payphones during the nine-months 1996 were approximately 13% higher than in the same period last year, and average selling prices of electronic assemblies were approximately 3% higher than in the same period last year. In addition the Company sold upgrade modules which allow customers who have older versions of the Company's products to comply with the North American Numbering Plan. Sales of these upgrade modules are expected to continue throughout the current fiscal year at decreasing levels toward the latter part of the fiscal year.

Cost of sales as a percentage of net sales increased from 58% during the nine-months 1995 to 60% during the nine-months 1996, principally as a result of decreased production and the resulting reduced manufacturing cost absorption, offset by a lower percentage of complete payphones sold compared to sales of electronic assembly products. The Company realizes higher prices but lower margins on sales of complete payphones than on electronic assembly products because the cabinets included with the Company's complete telephones are a significant portion of the total cost of the telephone but are priced only nominally above cost.

Research and development costs increased by $379, or approximately 30%, from $1,272 during the nine-months 1995 to $1,651 during the nine-months 1996 due to the hiring of additional development staff and increased use of outside contractors. Selling, general and administrative expenses increased by $675, or approximately 16%, from $4,233 during the nine-months 1995 to $4,908 during the nine-months 1996 principally as a result of an increase in the number of employees supporting international sales efforts, the one-time expense in connection with the Company's listing on the NASDAQ National Market System, and increased legal fees the Company has incurred related to the bankruptcy filing by one of its customers. Interest income increased by $86, or approximately 30%, from $289 during the nine-months 1995 to $375 during the nine-months 1996 due to a higher average interest rate the Company received from its note
receivable portfolio.   Interest expense increased by $85, or
approximately 118%, from $72 during the nine-months 1995 to $157 during the nine-months 1996 due to increased borrowings against the Company's line of credit facility with its bank.

The tax provision during the nine-months 1996 of $67, which represents an effective tax rate of approximately 35%, is compared against the tax provision during the nine-months 1995 of $458, which was at an effective tax rate of 18% due to the Company having not recognized all of its net operating losses in the prior year.

Liquidity and Capital Resources
-------------------------------
(Dollars in thousands)

The Company recorded an increase in current assets of $1,418, or approximately 14%, from $9,927 at March 31, 1995 to $11,345 at December 31, 1995, predominantly from an increase in accounts receivable of $1,333 (due to a significant amount of shipments in the latter part of the quarter) and an increase in inventory of $749. Current liabilities decreased by $540, or approximately 12%, from $4,352 at March 31, 1995 to $3,812 at December 31, 1995 predominantly due to a reduction in accounts payable.

Since August 31, 1994 the Company has had a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at the bank's floating 30 day libor rate plus 2.75%. As of December 31, 1995 that rate was 8.53%. The Company borrows against and repays the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1996 ranging from zero to $1,885. The Company believes its lender will renew the line of credit when it matures on August 31, 1996.

In addition, on August 31, 1995, the Company borrowed $1,000 from the same lender for an eighteen month term with interest at the bank's floating 30 day libor rate plus 2.75%. As of December 31, 1995 that rate was 8.53%. The Company also refinanced its mortgage note with its lender on the same date. The Company's former mortgage note, in the original principal amount of $1,000 was for a 15 year term with a five year balloon with an interest rate of prime plus one-half percent. The Company had been making its monthly principal payments based upon a five year amortization schedule. By refinancing the note, the Company was able to lower its interest rate to a fixed rate of 8.50% from the floating rate of 9.25% as of the closing date for the remainder of the original five year term.

The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through December 31, 1996.

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 1. Legal Proceedings
        -----------------

       As previously reported, on August 3, 1995, one of the Company's customers, Amtel Communications, Inc. and four related entities ("Amtel"), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which were administratively consolidated under the case name of In re ACI-HDT Supply Company, United States Bankruptcy Court for the Southern District of California, Administratively Consolidated Case No. 95-08253-A11.

       In late 1994 and early 1995, the Company had sold Amtel on credit approximately 3,500 payphones and related equipment. To secure Amtel's obligations to pay the Company for the payphones and related equipment pursuant to five promissory notes, Amtel granted the Company a security interest in payphones sold to Amtel and collateral assignments of agreements between Amtel and the owners of certain sites where those payphones had been or were to be installed (collectively the "Collateral"). On the date of the bankruptcy filing, the Company was owed approximately $3,200,000 by Amtel. Even though Amtel was in default on the payment of its obligations to the Company on the date of Amtel's bankruptcy filing, the Company is prevented by the automatic bankruptcy stay from exercising its remedies on default against Amtel or the Collateral.

       On October 10, 1995, the Company filed a motion for relief from the automatic stay and/or adequate protection, Elcotel
       v. Amtel Communications, Inc., et al., RS No. 03277 (the "Motion"). Pursuant to the Motion, the Company sought either: (i) relief from the automatic stay to enable the Company to enforce its rights against the Collateral and/or
       (ii) adequate protection of the Company's interests.

       The Company was concerned that Amtel's violations of various provisions of the security agreements with respect to the Collateral were impairing the value of the Company's Collateral. Therefore, on October 12, 1995, the Company filed an emergency motion (the "Emergency Motion") for an order requiring adequate protection of the Collateral pending a determination of its Motion for relief from the automatic stay. The relief sought by the Company in the Emergency Motion included providing accountings with respect to the Company's Collateral, prohibiting Amtel from moving or disposing of the Company's Collateral without its consent and providing the Company with information to poll the pay telephones purchased by Amtel from the Company (the "Equipment"). The Emergency Motion was opposed by Amtel, the unsecured creditors' committee and the committee of lessors. The oppositions were based on allegations that, inter alia, (i) the Company's security interest in all of the Collateral is not a fully perfected first priority security interest; (ii) Amtel sold a substantial part of the Collateral to third party lessors, who in turn leased the Equipment back to Amtel, free and clear of the security interests granted to the Company; and (iii) the Company's claim should be equitably subordinated. While the Company believes at this time that it will prevail in all material respects with regard to these issues, if any of those issues are resolved against the Company, the Company's ability to obtain repayment of the entire amount owed by Amtel to the Company would be significantly impaired.

       Prior to a decision on the Emergency Motion, the Company reached an agreement with Amtel, the unsecured creditors' committee and the committee of lessors to provide adequate protection of the Company's asserted security interests in the Collateral. Pursuant to such agreement, which is subject to bankruptcy court approval, Amtel will, inter alia, (i) insure the Equipment and provide the Company with proof of such insurance; (ii) not install, deinstall, move or relocate any Equipment without the Company's consent or an order of the bankruptcy court; (iii) provide the Company with information to allow the Company to poll the Equipment; (iv) provide Elcotel with accountings of revenues and expenses associated with the Collateral; (v) provide the Company with a list of site locations where the Equipment is installed; (vi) not do anything to jeopardize or transfer site agreements relating to such Equipment; and
       (vii) return to the Company custody of Equipment under Amtel's control that is not presently installed. Pursuant to such proposed agreement, consideration of the Motion for relief from the automatic stay would be deferred indefinitely. However, if the Company deems itself not adequately protected, the Company can proceed with its Motion for relief from the automatic stay. Even though that agreement is not binding pending court approval, the Company has warehoused and is the custodian of approximately 1,350 payphones and miscellaneous pedestals and enclosures comprising a part of the Equipment. Based on information available to the Company from its polling of the Equipment, the Company believes that approximately 1,510 pay telephones sold by the Company to Amtel are currently installed and are being operated by Amtel.

       Amtel has been granted an extension until March 20, 1996 to file a reorganization plan with the Bankruptcy Court. The Company is unable to predict the details of any plan that may be filed, if any is filed, and has no basis to determine the treatment that may be proposed in any plan for the amounts owed to the Company.

       The Company believes it is too early in Amtel's bankruptcy case to determine whether or when Amtel will achieve confirmation of a plan of reorganization or what the proposed treatment of the Company or other creditors will be in any plan of reorganization. The Company believes there is potential for impairment of the amounts owed to the Company by Amtel but is unable at this time to place a value on that potential impairment.

       Nogah Bethlahmy, IRA, Bethlahmy Family Trust, et al. v. Randy Kuhlmann, Elcotel, Inc., et al. (the "Bethlahmy Litigation"). On November 21, 1995, an amended complaint was filed in the Superior Court of the State of California, County of San Diego, that named the Company as a defendant. This case is a consumer class action brought ostensibly on behalf of all persons who signed contracts with Amtel and provided Amtel with funding from at least 1990 to the present in the form of contracts to purchase private pay telephones for public use pursuant to Amtel's sale/leaseback program. The sale/leaseback program is alleged to be a Ponzi scheme in which subsequent funds from these contracts provided cash to pay the amounts promised to earlier investors. The defendants include Randy Kuhlmann, the sole shareholder, president and chief financial officer of Amtel; another Amtel employee; certain other persons and entities that provided services to Amtel; a bank; a company that sold a route of installed payphones to Amtel; and, in addition to the Company, another manufacturer of pay telephone equipment that provided Amtel with pay telephone equipment. The plaintiffs allege that the Company and the other defendants violated various provisions of California law, including the California Securities Act, engaged in fraudulent and deceitful conduct and made fraudulent and negligent misrepresentations and omitted material facts about the sale/leaseback program. The plaintiffs allege that the Company is liable based upon its sale of pay telephones to Amtel, its purported knowledge of the nature of the Ponzi scheme engaged in by Amtel and defendant Randy Kuhlmann, and its participation and involvement in such fraudulent scheme.

       One of the other defendants removed the Bethlahmy Litigation from state court to the Bankruptcy Court in which the Amtel Chapter 11 case is pending before the Company was required to answer or otherwise respond. Since that time, the Company has been granted an open extension of time to respond to the class action complaint pending resolution of a motion of the plaintiffs to remand the case to state court. The Company believes that the plaintiffs' allegations against the Company in the Bethlahmy Litigation are without merit.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

       On October 10, 1995, the Company held its Annual Meeting of Shareholders (the "Meeting"). The matters voted upon at the Meeting were the election of directors and ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending March 31, 1996.

       At the Meeting, the Shareholders were asked to elect seven directors with each director to serve until the next annual meeting of shareholders or until the election and qualification of a respective successor. All of the nominees for director recommended by the Board of Directors were elected and the results of the voting were as follows:

                                                   Votes
              Name                    Votes For   Against     Abstentions
              ----                    ---------   -------     -----------

          Tracey L. Gray              7,410,899     5,252        0
          C. Shelton James            7,410,899     5,252        0
          Dwight Jasmann              7,410,899     5,252        0
          Charles H. Moore            7,410,399     5,752        0
          Thomas E. Patton            7,410,899     5,252        0
          T. Raymond Suplee           7,410,899     5,252        0
          Thomas R. Wiltse            7,410,399     5,752        0

          At the Meeting, the shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending March 31, 1996, and the outcome of the voting was: 7,401,179 For; 1,697 Against; and 13,275 Abstentions.

          There were no broker non-votes in connection with any proposals.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          A.   Exhibits:

               None

          B.   Form 8-K:

               None

                            SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Elcotel, Inc.
                                               -------------
                                               (Registrant)

Date: February 13, 1996             By:  /s/ Ronald M. Tobin
                                         --------------------
                                         Ronald M. Tobin

                                         Vice President
                                         (Principal Financial Officer and
                                          Chief Accounting Officer)