Form 10KSB
period 1996-03-31
ELCOTEL INC
filed 1996-07-16
CIK 801448

U.S. SECURITIES AND EXCHANGE COMMISSION

		      Washington, D.C.  20549

			    FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996.

Commission File No. 0-15205

			   ELCOTEL, INC.
	(Exact name of small business issuer in its charter)

	Delaware                                      59-2518405
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

	    6428 Parkland Drive, Sarasota, Florida 34243
	(Address of principal executive offices) (Zip Code)

			   (941) 758-0389
		    (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

			  Title of Class

		    Common Stock, $.01 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		      Yes  X        No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  [   ]

The issuer's revenues for the fiscal year ended March 31, 1996 were $21,462,000.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of June 10, 1996, computed by reference to the price at which the registrant's Common Stock as quoted by NASDAQ was sold on such date, was approximately $37,743,000.

The number of shares of the issuer's Common Stock outstanding as of June 10, 1996 was 8,021,608.

				PART I
				------

  Item 1.  Business
  -----------------

  Elcotel, Inc. (the "Company") designs, develops, manufactures and markets micro-processor based public communication products and software which provide services over both domestic and international wireline and wireless (cellular) telephone networks. The principal products of the Company are coin and card operated intelligent payphones and management systems to support payphone operators. When the Company's products are combined with personal computer (PC) based payphone management systems, they perform substantially the same functions as payphones controlled by the central offices of regulated telephone operating companies, hereinafter referred to as Local Exchange Carriers or "LECs".

  The markets for the Company's products are both domestic and international private payphone and regulated telephone companies providing public communications services. The Company is one of the leaders in sales of microprocessor-based payphone products to domestic private payphone operators. The Company's payphones support coin, credit card and debit card applications and are controlled internally by a microprocessor, memory chips, and other electronic components which automatically process the functions performed by the payphone. The microprocessor units provide the capability to reconfigure the operational functions of the payphones via PC controlled remote access. This PC control capability provides the operator with a variety of management reports in order to manage its payphone operations.

  The Company's current development efforts are aimed at expanding the product line to address both domestic and international markets using wireline and wireless capability. The applications to be supported by these products include commercial credit and debit card payment processes, service management enhancements, and retrofit upgrades for the aging installed base of payphones being operated by the LECs and international telephone companies. The Company is also developing for international applications a network-based prepaid card system for prepaid card applications.

  The LECs use coin lines which have different signaling conventions from those used by Independent Payphone Providers
  ("IPP"). The Company has introduced products which can be used in conjunction with the LEC coin line signaling conventions.

  The Company believes that the regulated telephone companies will have to restructure their payphone operations since the Telecommunications Act of 1996 (the "1996 Act") prevents Bell operating companies from discriminating between their pay telephones and private pay telephones. The Company believes this restructuring may require the regulated telephone companies to upgrade their payphone operations, may cause them to acquire technology similar to that used by private payphone operators and otherwise look for ways to become more competitive. The Company believes it can offer the regulated telephone companies products that they may find more suited to the changing public communications market.

  Outside of North America, central office signaling is based on periodic metering pulses. The Company has modified its base product to conform to this international standard as well. Development is underway to expand the capability of products targeted for international markets and to enhance management systems to meet large route operation requirements. In fiscal 1997, the research and development effort will be focused on products and systems targeted for applications in the regulated telephone company markets and developing international markets.

  In fiscal 1996, the Company established an international sales, support and business development function in an effort to increase its focus and capabilities in international markets. The Company's international product line was expanded. The Company's joint marketing efforts with AT&T Network Systems Division, now Lucent Technologies, focused on opportunities and markets in Latin America and other developing countries.

  The Company was organized in April 1985 as a Florida
  Corporation, and in September 1986 changed its corporate domicile to Delaware by merging into a newly-formed Delaware corporation created exclusively for that purpose. All references to the Company include its predecessor. The
  Company's principal offices are located at 6428 Parkland Drive, Sarasota, Florida 34243, and its telephone number is
  (941) 758-0389.

  PRODUCTS

  Payphones
  ---------
  The Company's intelligent payphones operate as integral self-standing units of a public communications system and internally process the functions associated with processing, call rating and collecting data for future use in accounting and coin management functions. By contrast, when a call is initiated at older style payphones (typically owned by LECs), the call is processed through a remote central office system maintained by the LEC. The older style payphone communicates with the caller, if necessary, and controls the payphone by external means.

  The Company's payphones operate by means of electronic assemblies of integrated circuits and other components located within the telephone cabinet. The processing of all telephone functions is controlled by a microprocessor "chip" which utilizes the Company's copyrighted software operating system. The Company's payphones communicate with a caller by human voice messages activated by the microprocessor. The Company's payphones have all of the usual features of LEC coin and credit card reading telephones, as well as several additional features available through microprocessor control.

  The Company began full marketing of its first payphone in January 1986. Since then, the Company has introduced several improved models and a number of software enhancements to its various models. The Company's payphones are offered with a housing and coin mechanism supplied by Quadrum Telecom, AT&T, or alternative suppliers providing essentially equivalent housings and coin mechanisms. Certain of the Company's payphone products are being offered with an enhanced electronic coin mechanism supplied by Mars Electronics and with similar electronic coin mechanisms from AT&T for Western style cabinets. The Company also offers its payphone product as a unique panel phone using a customized cabinet and has customized designs for special customer applications, such as airports and convention centers. The product is available as an electronic board assembly which the customer can install in existing Quadrum, Tatung, GTE, AT&T or equivalent cabinets to replace the electronic board assemblies of competitors' products. Modified versions of these electronic board assemblies are being used in international applications and can be used to retrofit regulated telephone company electronics. The Company has also introduced a line of international products that utilize cabinets designed by the Company.

  The Company's payphones contain call rating software in memory which stores the local, intrastate and interstate rates for coin sent-paid calls between exchanges throughout the United States. The maximum rates which operators of privately-owned payphones can charge for local and intrastate calls are regulated by the various state public service commissions. See "Regulation".
  The Company maintains and updates on a current basis at its corporate offices a proprietary data base of all local, intrastate and interstate rates. The Company programs and sells rate center files to be downloaded by the customer to each payphone purchased and put in service. Rates download services are available from the Company. The rate center file (or device) contains the then-current applicable rates for coin calls between the exchange where the payphone is to be located and all other exchanges throughout the United States. However, the owner/operator of a payphone is responsible for ensuring that the rates are kept current. Each payphone may also be downloaded with various available options chosen by a customer, such as free calls for emergency numbers, special charges for certain calls, and speed dial numbers. The Company's current models utilize a programmable memory chip (EEPROM) permitting the downloading of rates and option selections from a personal computer, using software and rate center files provided, and periodically updated, by the Company.

  The Company's current domestic payphone models, the Series 5 and Olympian 5501, utilize state-of-the-art hardware and software technology to enable them to be powered by the very low electric current available from the telephone line, thereby requiring no external source of power. Expensive electrical installation is thereby avoided.

  The Company also markets international payphone products that derive the capability to support prepaid card and coin applications from the same technology base. These products offer an LCD display to support multilingual messages in languages selected by the customer through the keypad control.

  The S5501 Olympian, which was introduced in fiscal 1995, incorporates a surface mount manufacturing process to reduce cost and, which the Company believes, improves quality and reliability. This product provides an opportunity to address domestic and international markets due to its ability to function with either a standard business line or a LEC coin line, and allows the payphone operators to program the payphone for any one of three operating modes (smart, bright or coin line). The S5501 Olympian board utilizes a metallic wrap around chassis to protect against damage to the board.

  The Company's current payphone products consist of:

     Model 1510LP, Series 5 line-powered utilizing a hybrid payphone housing from an independent manufacturer (Quadrum Telecom), with certain characteristics of both the AT&T and GTE payphone assemblies.

     Model IPT-9100, Series 5 International line-powered payphone.

     Model IPT-9110, Series 5 International line-powered payphone with commercial credit card reader.

     Model IPT-9120, Series 5 International line-powered payphone with debit and credit card reader.

     Model 1520LP, Series 5 line-powered payphone utilizing the GTE payphone housing.

     Model 1530LP, Series 5 line-powered panel phone.

     Model 1550LP, Series 5 line-powered payphone utilizing
	    AT&T style payphone housings.

     Model 1500LP, Series 5 Electronic Assembly (retrofit kit) for customer installation in GTE or hybrid housing.

     Model 1502LP, Series 5 Electronic Assembly and Keypad
	    (retrofit kit) for customer installation in AT&T housing.

     Model S5501 Olympian Electronic Assembly and Keypad for AT&T style payphone housings.

     Model COT103, Card only telephone for international applications on wireline or wireless (cellular) networks.

  The following are some of the principal features of the Company's present line of payphone products:

  - Permit monitoring of the amount of money in the cash box, the number and types of calls made and the service condition of the payphone; and communication of such audit information through the voice circuitry on demand, either at the payphone or remotely from the owner's office, upon receipt of an owner-programmed security code.

  - Contain a programmable memory chip for on-site or remote programming and monitoring of various options, updated rates, alarms and free phone numbers.

  - Provide an internal modem to receive programming information, and transmit audit information remotely to and from an external modem and printer associated with a personal computer at the owner/operator's facility.

  - Provide a clock and calendar function to calculate time-of-day discounts and control other timed functions.

  - Provide up to four optional alarms which can be monitored remotely.

  - Provide the capability of downloading revisions of the phone's software operating system, eliminating the need to install new program chips in the phone.

  - Provide debit card operation using the "103" type chip card as well as credit card operation.

  - Provide proprietary designed "answer detection" and "answer supervision" functions for call timing and rating.

  -    Provide an optional credit card reading capability.

  - Provide capability of working on wireless (cellular) systems as well as wireline networks.

  Payphone Network Manager ("PNM")
  --------------------------------

  The Payphone Network Manager is a software system developed and sold by the Company for installation in personal computers with specified memory and disk capacity. The system provides the owner/operator of the Company's products the means of performing on an automated basis, monitoring of the functional capabilities of the various products, as well as the ability to download software, rates and option selections. The use of such a system is necessary for an operator with several hundred or more of these products to control maintenance and collection schedules, as well as to make changes efficiently in rates, call home numbers, and other important data maintained in each phone's data base.

  The Company has three versions of the Payphone Network Manager: the DOS-based PNM system for both domestic and international operations; the Microsoft Windows-based PNM Plus system with enhanced capabilities for the domestic market; and the Microsoft Windows-based PollQuest system, with enhanced features for the international market. The latter two versions can support over 10,000 phones and accommodate multiple simultaneous transmission links to the payphones. Features were incorporated to improve the operator's management of its routes through new reporting systems, new polling capabilities and new back office management features.

  Rate Center Files
  -----------------

  The Company installs an EEPROM memory device in the payphone and sells the customer rate center files on a diskette which is downloaded to the product after installation, using PNM or which can be downloaded from an electronic bulletin board which the Company maintains. During Fiscal 1996, this bulletin board system was modified to allow the Company's customers to obtain rate center files 24 hours per day, 7 days per week.

  Service Management Program
  --------------------------

  The Company has introduced a Service Management Program to help new or dependent payphone owners handle their routine operations. This program provides software downloads, including rate center files, and generates reports of alarm conditions upon which the customer can then act. The Service Management Program is offered on a monthly subscription basis and customer choices range from a basic offering to a package of services.

  WARRANTY AND SERVICE

  The Company provides the original purchaser with either two or three-year warranties on payphone products the Company manufactures.
  When the Company resells products from other manufacturers, the Company passes on the other manufacturer's warranty to its customers. In addition, the Company's customer service engineering staff at its corporate offices provides telephone support services without charge to customers who have installation or operational questions. The Company also provides field engineering support services during the introductory phase of new products and when customers encounter unusual problems. After the warranty expires, the Company provides non-warranty service at its corporate offices for a fee. The Company's distributors are also authorized to repair products.

  Owners/operators of the Company's payphones have the sole responsibility of ensuring that rates charged for calls made from the phone remain current. The Company provides updated rating devices or rate center files on a bulletin board service to permit the customer to maintain control files for each phone and to download the rates to the phones using PNM.

  TRAINING

  The Company provides training courses given at the Company's facility or at the customer's premises on the installation, operation, maintenance and repair of the payphones and PNM, both domestic and international. The Company's distributors also provide training to their customers.

  PRODUCTION

  The Company's current manufacturing facility occupies approximately 16,000 square feet situated in a building leased by the Company located in a light industrial complex. The
  Company's manufacturing operations are designed so that production volumes could be readily increased. See
  "Properties."

  The Company purchases all components for its electronic and mechanical assemblies from external suppliers. These suppliers must be approved by the Company's design engineering group and manufacturing operations. Approval is based on quality, delivery, performance and cost. Design engineering attempts to utilize components available from several manufacturers, as well as avoiding single source component restraints. However, occasionally it is necessary to use a single source component and the Company currently has several items in this category. While the Company believes that it could find alternative suppliers for its components, or in the case of single source components, substitute other components for the ones currently used in its electronic assemblies, the Company's operations could be adversely affected until alternative sources or substituted components could be obtained. During fiscal 1997, the Company will purchase for one of its products complete electronic board assemblies from one of its two subcontractors. That subcontractor has entered into agreements with the Company's suppliers and the Company will not be required to purchase individual components for these assemblies. The Company will continue to specify and approve all components and will purchase the completed assemblies from the subcontractor.

  All components and assemblies are identified by total inventory value and deliveries are scheduled consistent with meeting production schedules. Material planning and scheduling is accomplished utilizing a basic computerized Material
  Requirements Planning (MRP) system.

  The Company's electronic boards are assembled by two qualified local subcontractors. The Company believes it could use alternate subcontractors, if necessary, with minimal interruption to production, as the equipment required for these assemblies is industry standard and suitable subcontractors are available.

  The Company routes all electronic assemblies through various automated in-house tests and defect-inducing processes to improve their quality and reliability. After testing, the electronic board assemblies may be installed in and tested as a full payphone and shipped to the customer or packaged separately and shipped for customer installation. The Company's manufacturing and service organizations were ISO 9002 certified in December 1995 and the Company will pursue ISO 9001 certification during fiscal 1997.

  MARKETING

  The markets for the Company's products are both domestic and international public communications services. Domestically, these services and markets represent a $5 billion market segment according to the 1995 North American Telecommunications Market
  Review and Forecast ("NATA").   NATA estimates that payphone
  equipment sales in this market for 1996 and 1997 will be approximately $391 million to $393 million for each year.

  The Company's customers range from operators of small private payphone routes to large nationally recognized LECs. Generally, customers enter into revenue-sharing arrangements with location owners and install the Company's payphones in such locations as convenience stores, city sidewalks and airports. The Company provides its customers with detailed instruction manuals for its products, and offers training in installation and maintenance at its corporate offices or at the customer's designated site. The Company also offers such value-added products and services as systems and a service management program to enhance the customer's ability to increase its revenues.

  The Company generally enters into non-exclusive sales agreements with its customers, which include a non-exclusive license to use the Company's proprietary operating system and PNM management system. All purchase orders from customers are subject to acceptance by the Company. The Company's policy is to grant credit to customers that the Company deems creditworthy. Products are sold by payment in advance for which the Company grants the customer a discount, or, if the customer otherwise qualifies, the Company provides 30 days credit. In addition, the Company provides limited secured financing with terms generally not exceeding 24 months and interest charged at competitive rates.

  The Company's customers are not prohibited from using and reselling competing products and are not required to purchase a minimum quantity of products, although the Company's pricing schedules offer discounts for volume purchases.

  The Company sells its products directly to customers and to distributors. The Company at present has four distributors, each with limited exclusive selling arrangements in assigned territories. The Company's distributors currently represent approximately 11% of its total sales.

  The locations at which the Company's products are installed may include any business, organization, institution or governmental agency which desires to offer payphone services to customers, employees and transients. The gross revenue generated by a particular product is dependent upon many variables including location, traffic volume, duration and distance of call, visibility, as well as volume of Zero-Plus calls (defined as coinless calls which are charged to telephone company issued calling cards, commercial credit cards, or collect to the destination subscriber's phone) for which the owners/operators receive commission compensation. The profitability of public communications products also depends upon such other variables as LEC line charges, usage sensitive costs, the maximum rates permitted by state laws, compensation plans approved by the FCC, commissions to location owners, and maintenance and insurance costs. The 1996 Act contains provisions that might result in increased compensation to private payphone operators.

  In early fiscal 1996, the Company entered into an agreement with Lucent Technologies (formerly known as AT&T Network Systems) pursuant to which the Company will produce and sell to Lucent a private labeled Olympian S5501 payphone using Lucent's payphone housing and the Company's PNM system which Lucent will incorporate into its payphone systems. Pursuant to the agreement Lucent has the exclusive right to market such products to regulated domestic independent telephone companies and to universities, hospitals and military bases. Both companies are marketing their respective products to the Regional Bell Operating Companies and in international markets.

  During fiscal 1996, no customer accounted for 10% or more of the Company's sales while in fiscal 1995, one customer accounted for approximately 13% of sales.

  The Company is currently pursuing ISO 9001 certification and was ISO 9002 certified in December 1995. The Company believes it will become ISO 9001 certified during 1997.

  Four of the Company's executive officers, and five full-time sales representatives employed by the Company currently market the Company's products to its customers. Sales representatives are located regionally. The Company advertises its products through trade publications, routinely participates in trade shows and periodically hosts seminars for major account customers at its corporate headquarters. The Company's sales and marketing functions focus on four major markets: regionally based IPP operations; regulated telephone companies; national accounts; and international markets. The Company hosts an annual Customer Conference for all its customers covering such areas as current and future product development, regulatory and industry issues, and customer service. In addition, the Company holds a monthly conference call with selected customers and representatives of the Company, to discuss product and service issues and other matters of mutual concern to both the Company and its customers.

  INTERNATIONAL BUSINESS DEVELOPMENT

  The Company entered the international markets for the first time in December 1991, with a shipment of 450 Model IPT-9100 international payphones to Bolivia. Since that time, the

  Company has developed a line of coin and debit/credit card payphones for international applications. Versions of these products that are capable of handling coins in a variety of currencies, and debit and credit cards, have been shipped to Morocco, Chile, Belize, Bermuda, Guatemala, and Guam.

  The Company continues to investigate opportunities in many developing and third world countries that are expanding their telecommunications capabilities to achieve economic growth by funding programs aimed at improving public communications services to the general public. These programs involve government controlled telecommunications operations and privately owned telephone operations, many of which are wireless or cellular system operators certified and licensed by the foreign governments. Many countries are moving toward privatization of their public communications services which in turn creates more opportunities for suppliers and manufacturers of telecommunications equipment.

  To address these international markets, the Company is expanding its product and service capabilities and initiating a number of marketing strategies. The Company has created a strategic alliance with Lucent Technologies wherein both companies would address opportunities in international markets. The Company's products are currently being evaluated in Canada, the Ukraine, Russia, Poland, Saudi Arabia, Korea, Singapore, and the Philippines. The Company believes its payphones equipped with coin or card reader capability, its network based prepaid card system and the Company's specially designed international management systems are adaptable to many of the developing programs. The Company has developed products that can be applied to wireless technology which opens additional opportunities in those countries using wireless systems for coverage to rural and remote areas.

  PRODUCT DEVELOPMENT

  The Company's research and development programs are currently focused on developing new products and product enhancements for the IPP market, the regulated telephone company market and international markets and an enhanced management system for its products. During fiscal 1996, the Company incurred approximately $2,257,000 in Company sponsored research and development costs for payphones, PNM and other products. Research and development costs were $1,758,000 in fiscal 1995. The number of employees engaged in research and development activities increased by 20 percent in fiscal 1996.

  The major development efforts in fiscal 1996 included the development of the new Microsoft Windows-based Payphone Network Management systems (PNM Plus and PollQuest) to address large route operations, the enhancement of the LEC targeted
  Olympian 5501 payphone and enhancement of the Card Only Telephone, the COT-103, which is for international applications on wireline or wireless networks. All of these products were shipped to customers during fiscal 1996.

  During fiscal 1997, development efforts will focus on further enhancements to many of the Company's current payphones and network management system. Two programs for the development of international payphones with modified cabinets were initiated in late fiscal 1996 and are expected to be completed in fiscal 1997. These products would provide enhanced card and coin handling capabilities required for various international markets.

  BACKLOG

  The amount of the Company's backlog is subject to fluctuation based on the timing of the receipt and completion of orders.
  The Company calculates its backlog by including only items for which there are purchase orders with firm delivery schedules.
  At May 31, 1996, the backlog of all products on order from the Company was approximately $2,544,000, compared with a backlog of approximately $1,974,000 one year prior at May 31, 1995. The current backlog is expected to be filled within approximately ninety days.

  PATENT AND PROPRIETARY SOFTWARE

  The Company has developed, at its expense, the software and engineering designs incorporated in its products. The Company owns registered copyrights for its proprietary software and owns a patent on certain aspects of its Series 5 products. This patent relates to its line-powered product and covers certain aspects of the power management of the payphone and the high voltage circuits utilized in coin collection and return. This patent will expire in 2009. There can be no assurance that the Company's products do not infringe upon valid proprietary rights which may be held by others. See "Legal Proceedings."
  Moreover, the Company's copyrights may not protect it from unauthorized duplication of its payphones or other products which may be marketed without the Company's knowledge or consent, although the Company has vigorously and successfully to date defended its copyrights and has stopped certain other organizations from continuing the unauthorized duplication of the Company's payphone software. However, the copyright registrations would not prevent a competitor from independently creating payphones or other products which are functionally equivalent to those of the Company. The Company licenses the use of its proprietary software and designs through licensing provisions in its standard sales agreement, which provisions are designed to prevent duplication and unauthorized use of the Company's software.

  COMPETITION

  The public communications industry is highly competitive. Prior to 1984, the LECs held a monopoly in the pay telephone industry, and they continue to have a dominant share of the public communications market. The Company also competes with firms that manufacture and market privately-owned payphones and other products similar to the Company's products. In addition, there are many other firms which have the resources and ability to develop and market products which could compete with the Company's products. Many existing competitors (including the LECs) and potential competitors have financial, management and technical resources substantially greater than those of the Company.

  The three principal competitors currently marketing privately-owned payphones include Protel, TeleServices Group and Intellicall. The Company expects possible competition from other competitors and from such competing technologies as debit systems and wireless communications. Some telecommunications companies, already established in the telephone industry with substantial engineering, manufacturing and capital resources, are positioned to enter the public communications market, some of which are foreign manufacturers.

  LECs compete with private payphone operators by making site owner compensation arrangements more attractive for their existing phones thus reducing the site owners' incentive to use private pay telephones. The 1996 Act prohibits Bell operating companies from subsidizing their payphone service directly or indirectly from their telephone exchange service operations or their exchange access operations. As a result, the Company believes Bell operating companies will become more directly competitive with private payphone operators. Accordingly, LECs may initiate programs to retrofit their payphones to improve operational efficiency. The Company may be in a position to manufacture and sell retrofit kits to LECs and offer enhanced service management capabilities with products that are currently in development.

  Competition for payphone service also affects payphone manufacturers such as the Company. The payphone industry in general competes with cellular or wireless communications and other Personal Communication Services and with paging services. The Company believes that conventional payphones compete favorably with Cellular Mobile Radiotelephone Service (CMRS) in many respects. While CMRS will more readily satisfy the demand for in transit telecommunications, conventional payphones have significant cost advantages. CMRS costs typically range from $.15 to $.50 per minute for local calls which comprise a significant portion of CMRS calls compared to the $.25 cost of a local call for long periods from a payphone. In addition, the large installed base of payphones compares to the limited but increasing market penetration of cellular phones.

  Paging services continue to grow and are competitive with payphones for sending messages. However, display or tone and voice paging systems alert the user of the need to return a call which may be via a payphone.

  The market for international public communications is highly competitive, and numerous competitors are larger, better capitalized and have greater experience in marketing their products internationally. In addition, the Company's international marketing efforts are subject to the risks of doing business abroad. Consequently, there can be no assurances that the Company's efforts in international markets will be successful.

  Although the Company expects to be subject to intense competition in the future, the Company believes that its products and services are currently competitive with those of other manufacturers in such areas as equipment capability and quality, cost and service. Since the telecommunications industry is subject to rapid technological change, the Company will be required to develop enhancements, new products and services in the future to remain competitive.

  REGULATION

  Products and services offered by the Company and operated by its customers are subject to varying degrees of regulation at both the federal and state levels. There can be no assurances that changes in such regulation, if proposed and adopted, would not have an adverse impact on the operations of the Company and its customers.

  In June 1984, the Federal Communications Commission ("FCC") decided to allow the registration of privately-owned payphones for connection to the telephone network, while permitting the states to adopt their own regulations governing the installation and operation of such payphones for intrastate calls. To date, 48 states and the District of Columbia have authorized the use of privately-owned payphones with various tariff, technical and operational requirements and restrictions. The FCC decision and subsequent state regulations opened the market for privately-owned payphones which was previously available only to the regulated telephone operating companies.

  Parts 15 and 68 of the FCC rules govern the technical requirements that payphone and other telephone products must meet in order to qualify for FCC registration and interconnection to the telephone network. The Company has performed those tests necessary to assure compliance with these technical requirements and obtained FCC registration for its various model payphones.

  The National Electric Code requires that all customer premise equipment manufactured after July 1, 1991, be certified by a nationally recognized safety laboratory. All customer premise equipment products manufactured by the Company since July 1, 1991 have been approved and listed by ETL Testing Laboratories.

  Tariffs are established by the states for local and intrastate coin sent-paid calls, and in many instances for Zero-Plus Calls. Tariffs establish the maximum rates which the LECs may charge the public communications operator for line connections and calls. These charges may be flat rated or variable rated.

  In addition to tariff restrictions, the 48 states and the District of Columbia which currently permit privately-owned payphones have adopted a variety of regulations which vary from state to state, governing technical and operational requirements. These requirements include the following: dialtone-first capability to allow free calls to operator, emergency, information and "800" numbers without a coin deposit; multi-coin capability; calculation of time-of-day and weekend discounts; prohibition of post-call charges; advisement to callers of additional charges for additional time before disconnecting; provisions of certain information statements posted on cabinets; provision of local telephone directories; mandatory acceptance of incoming calls; reduced charges for local calls from certain locations such as hospitals or rest homes; and restrictions as to the location of such payphones.

  The 1996 Act and the FCC, in its Notice of Proposed Rulemaking on Section 276 of the 1996 Act, mandates compensation to payphone providers for the large volume of currently uncompensated interstate and intrastate subscriber 800 calls, debit card calls and international calls. The FCC also recognized there may be a need for a national payphone compensation rate so that consumers would know the charges to expect when they access public payphones.

  The FCC has proposed the requirement that interexchange carriers
  (IXCs) offering operator services through payphones and other aggregator locations must disclose their rates to callers before the call is completed and any charges have been incurred. The FCC has proposed the establishment of benchmarks for charges of operator service providers (OSPs), and for any associated aggregator surcharges. The FCC has also proposed a requirement that OSPs that charge, or allow, rates above a predetermined benchmark level to disclose orally those rates to callers before connecting the call.

  The FCC is expected to issue final rules on these issues during the fourth calendar quarter of 1996, although there can be no assurance in that regard.

  In addition, the Federal government and certain states have, or are in the process of adopting, various regulations relating to the control of public communications equipment, with restrictions on call pricing, requirements to advise the caller of the name of the service provider, requirements that the caller be provided a rate quote upon request, and the requirement for access to the carrier of the caller's choice. The Company will monitor future changes in federal and state regulations and may be required to modify its products to comply with additional technical requirements or other factors which could result in the Company's products not being in compliance with federal and state regulations.

  With respect to the use restrictions and requirements, such as restricted locations for payphones, informational statements on cabinets, or the provision of access to the carrier of choice, the owner/operators of the Company's products have the sole responsibility to determine and comply with all applicable use requirements, including the responsibility to ensure that the rates charged remain current and do not exceed the maximum rates permitted by state or federal regulations for the particular location of the product.

  Most states require that owner/operators of private payphones be certified by the state's public utility commission and file periodic reports. As a manufacturer and seller of privately-owned payphones, the Company does not believe that any states currently require the Company to be certified.

  The 1996 Act would eliminate certain restrictions placed on the Bell operating companies by the final judgment that broke up the

  Bell system. Certain elements of this legislation would open up long distance service and manufacturing to the Bell operating companies while mandating further competition in the local telephone exchange business. Pursuant to the 1996 Act, the Bell operating companies are required to end practices that treat independently owned payphones differently than those they own, and ban cross subsidy of services by prohibiting Bell operating companies from subsidizing their payphone service directly or indirectly from their telephone exchange service operations or their exchange access operations.

  EMPLOYEES

  As of June 10, 1996, the Company employed 131 individuals of which 129 are full-time employees. The Company is not a party to any collective bargaining agreement and believes that its relations with its employees are good.

  Item 2.  Properties
  -------  ----------

  The Company owns two 24,000 square foot buildings located at 6428 Parkland Drive, Sarasota, Florida. These buildings were constructed in 1987 and 1989, respectively. The two buildings are owned subject to mortgage indebtedness pursuant to a promissory note with a bank.

  The Company utilizes one of the 24,000 square foot buildings for its own operations. The other 24,000 square foot facility is leased to an electronics manufacturer under a one-year lease agreement which expires on April 30, 1997. This agreement provides the Company with average annual lease income of $150,000.

  In addition, the Company leases a 16,000 square foot facility in the same industrial complex for its manufacturing operation under a three year lease which commenced in December 1994. The Company believes that the combination of owned and leased space is adequate for its current needs.

  Item 3.  Legal Proceedings
  -------  -----------------

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

  In late 1994 and early 1995, the Company had sold Amtel on credit approximately 3,500 payphones and related equipment. To secure Amtel's obligations to pay the Company for the payphones and related equipment pursuant to five promissory notes, Amtel granted the Company a security interest in payphones sold to Amtel and collateral assignments of agreements between Amtel and the owners of certain sites where those payphones had been or were to be installed. On the date of the bankruptcy filing, the Company was owed approximately $3,200,000 by Amtel.

  On June 3, 1996, Amtel filed a proposed Disclosure Statement for Debtors' Original Chapter 11 Plan (the "Disclosure Statement") and the Debtors' Original Chapter 11 Plan (the "Plan"). On
  June 26, 1996, at the scheduled hearing on the Disclosure Statement, counsel for Amtel advised the Bankruptcy Court that Amtel would not be proceeding with the Disclosure Statement and Plan, but instead would be filing an amended disclosure statement together with two competing plans of reorganization. Amtel's counsel further advised that the two plans would be sent out with a single disclosure statement and ballots for creditors and other parties in interest to vote on and express their respective preferences between the plans. Amtel's counsel advised that the first plan would be based on a sale of Amtel's payphone assets and business to PhoneTel Technologies, Inc. ("PhoneTel") for approximately $13,000,000, payable $7,000,000 in cash and $6,000,000 in publicly tradeable shares of PhoneTel stock. The second plan would be based on a reorganization concept, preserving Amtel as an operating concern but confirming ownership in the lessor/investor group to be shared with Pacific Coin, a California general partnership, which would infuse substantial cash into the reorganized entity and would be responsible for the operation of Amtel's payphone business. At the conclusion of the June 26, 1996 hearing, the Bankruptcy Court set July 19, 1996 as the deadline for filing the two plans of reorganization and the contemplated combined disclosure statement. The Bankruptcy Court also set August 16, 1996 as the hearing date for approval of the new disclosure statement. Consistent with these dates set by the court, Amtel's counsel also advised that the debtors would attempt to achieve court approval and confirmation of one of the plans by September or October 1996.

  Subsequent to that hearing, the Company reached an agreement in principle with Amtel with respect to the proposed treatment of its claims under the debtors' plan of reorganization. That agreement in principle provides that the Company would receive in satisfaction of all claims by the Company against Amtel and by Amtel against the Company $1.4 million in cash plus all of the payphones (approximately 1,350) and related equipment currently in the Company's possession and being warehoused by the Company pursuant to a prior Bankruptcy Court order. There can be no assurance that this agreement in principle with respect to the treatment of the Company's claims under the plan will be implemented. Any plan will have to be voted upon by creditors and will also have to be confirmed by the Bankruptcy Court before the treatment can be implemented.

  In re ACI-HDT Supply Company, debtor and related cases. Nogah Bethlahmy, et al. plaintiffs v. Randy S. Kuhlmann, et al. defendants. Adversary Proceeding No. 95-90809 in the United States Bankruptcy Court, Southern District of California.

  As previously reported, this putative class action was filed in the Superior Court of the State of California for the County of

  San Diego ("State Court") but not initially served on the Company. On November 17, 1995, the first amended complaint was filed and served on the Company.

  On December 28, 1995, a co-defendant removed the case to the United States Bankruptcy Court for the Southern District of California. On January 26, 1996, plaintiffs moved to remand the case to State Court. On March 14, 1996, the Bankruptcy Court entered an order denying the motion to remand the action to State Court. On March 25, 1996, plaintiffs appealed that order. That appeal is pending.

  On May 20, 1996, plaintiffs filed a second amended complaint for
  (1) unlawful business practices; (2) fraudulent and unfair business practices; (3) false and misleading advertising; (4) fraud and deceit; (5) conspiracy to defraud; (6) negligence and negligent misrepresentation; (7) violations of California
  Corporations Code Section 25110; (8) violations of California Corporations Code Section 25400; (9) professional negligence and legal malpractice; and (10) spoliation of evidence. The gravamen of the complaint is that Amtel conspired with its own officers and professionals, and with various telephone suppliers (including the Company), to defraud investors in Amtel by operating a Ponzi scheme. On June 12, 1996, the Company filed a motion to dismiss the complaint. The motion is set to be heard on August 1, 1996.
  The case is now in the initial stages of discovery. The Company disputes liability and intends to defend this matter vigorously.

  William Polillo, et al. v. Elcotel, Inc. (U.S. District Court for the Northern District of Illinois, No. 96C 2275, filed
  April 18, 1996). William Polillo, Cecilia Polillo and Richard Reno filed this suit against the Company alleging that the Company's pay telephones infringe U.S. Patent No. 4,208,549 for a Coin Surveillance Apparatus. An Amended Complaint was filed against the Company on May 10, 1996. The Company filed an Answer and Counterclaim on May 28, 1996 denying infringement and asserting a counterclaim for a declaratory judgment of noninfringement and invalidity of the patent. On July 2, 1996, the plaintiffs' responded to the Company's counterclaim by denying the claims of noninfringement and invalidity. The case is now in the initial stages of discovery. The Company believes that it has meritorious defenses to this claim and that the outcome of this matter will not have a material adverse effect on the financial condition or results of operations of the Company.

  While the Company is subject to various other legal proceedings arising in the conduct of its business, there are no pending legal proceedings which are material to the business of the Company.

  Item 4.  Submission of Matters to a Vote of Security Holders.
  -------  ----------------------------------------------------

  None.


			     PART II
			     -------

Item 5.   Market for Common Equity and
- -------   Related Stockholder Matters.
	  -----------------------------

From December 1, 1993 to June 12, 1995, the bid and asked quotations of the Company's Common Stock were reported by the National Association of Securities Dealers Automated Quotation
System ("NASDAQ") under the symbol "ECTL". As of June 13, 1995, the Company's Common Stock began being reported by the NASDAQ
National Market System under the same symbol "ECTL". The following table sets forth the range of high and low bid quotations or high and low sales prices for the Company's Common
Stock for each of the periods indicated as reported by NASDAQ or the NASDAQ National Market System. Bid quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.


Period                                  High          Low
- ------                                  ----          ---
Quarter Ended:

  June 30, 1994                         4-1/4         3-3/8

  September 30, 1994                    3-3/4         3

  December 31, 1994                     4-3/8         3-1/2

  March 31, 1995                        4-1/8         3-1/4

  June 30, 1995                         9-1/2         3-3/4

  September 30, 1995                   10-1/4         6-3/4

  December 31, 1995                     9             5-1/2

  March 31, 1996                        8-5/8         5


_______________________________

The approximate number of record holders of shares of the Common
Stock of the Company outstanding as of June 10, 1996, was 415.

No cash dividends have been declared or paid on the Company's
Common Stock.



Item 6.  Management's Discussion and Analysis or
- -------  Plan of Operation.
	 ---------------------------------------

The following selected financial data is qualified in its entirety by reference to the more detailed consolidated financial statements and notes thereto included elsewhere in this report.


                                					      Year ended March 31,
      					                             --------------------------
					                                    1996      1995      1994
					                                   ------    ------    ------
				                                   (In thousands, except per share data)


     Net Sales                            $21,462   $25,090   $20,216

     Cost of Sales                        $13,238   $14,776   $12,232

     Profit/(Loss) before
       Extraordinary Items               ($ 1,291)  $ 3,524   $ 2,041

     Profit/(Loss) before Extraordinary
       Items per Common and
       Common Equivalent Share           ($   .16)  $   .45   $   .30

     Net Profit/(Loss)                   ($ 1,291)  $ 3,524   $ 4,002

     Net Profit/(Loss) per Common and
       Common Equivalent Share           ($   .16)  $   .45   $   .59

     Weighted Average Number of
       Common and Common Equivalent
       Shares Outstanding                   7,830     7,847     6,823

     Working Capital                      $ 6,288   $ 5,575   $ 4,224

     Total Assets                         $14,929   $16,225   $10,234

     Long-term Obligations                $   432   $   782   $   950

     Shareholders' Equity                 $10,558   $11,091   $ 6,638


Results of Operations.
- ----------------------
(Dollars in thousands)

Year ended March 31, 1996, compared to year ended March 31, 1995:

Net sales for the year ended March 31, 1996 ("fiscal 1996"), decreased to $21,462 from $25,090 for the year ended March 31, 1995 ("fiscal 1995"), a decrease of $3,628, or approximately 15%, principally as a result of a decrease in sales of complete payphones and electronic assemblies of approximately 32% and 1%, respectively, offset by an increase in miscellaneous revenues of approximately 87%. Unit sales of complete payphones decreased by approximately 37% while unit sales of electronic assemblies increased by approximately 27%. There were no sales to any customer which accounted for 10% or more during fiscal 1996. During fiscal 1995, sales to one major customer accounted for approximately 13% of net sales. Average selling prices of payphones during fiscal 1996 were approximately 8% higher than in the preceding fiscal year. Average selling prices of electronic assemblies were approximately 22% lower than in the preceding fiscal year due to continuation of a trade in program which began in the prior fiscal year. The trade in program, which initially began in conjunction with the North American Numbering Plan ("NANP"), was continued for competitive reasons to permit customers to receive a credit for upgrading older electronic assemblies that, either they previously purchased from the Company or other manufacturers, for the Company's current models.

Cost of sales as a percentage of net sales increased from 59% to 62% for the comparative fiscal years principally as a result of decreased production and decreased manufacturing cost absorption.

Research and development costs increased by $499, or approximately 28%, from $1,758 in fiscal 1995 to $2,257 in fiscal 1996 principally due to an increase in the number of employees engaged in research and development activities ($333) and the increased use of consultants on certain development projects ($176). Selling, general and administrative expenses increased by $699, or approximately 12%, from $5,791 in fiscal 1995 to $6,490 in fiscal 1996 principally as a result of the full year impact of personnel increases made in the prior fiscal year in support of the Company's international sales efforts as well as other personnel increases made within the sales and marketing functions ($261), contractor labor costs for a specific project ($137), an increase in the Company's provision for doubtful accounts ($503), one-time expenses incurred in connection with the Company's listing on the NASDAQ National Market System and related investor relations costs ($92), offset by lower sales commissions and elimination of management bonuses due to the Company's lower sales level and lack of profitability compared to the prior fiscal year ($277). Interest income increased by $22, or approximately 6%, from $394 in fiscal 1995 to $416 in fiscal 1996, principally as a result of a higher average interest rate the Company received from its note receivable portfolio.
Interest expense increased by $92, or approximately 84%, from $109 in fiscal 1995 to $201 in fiscal 1996 due to increased borrowings by the Company against its line of credit facility with its bank.

During fiscal 1996, one of the Company's customers, to whom the Company had sold approximately 3,500 payphones during fiscal
1995, filed for protection under Chapter 11 of the Bankruptcy
Code. On the date of the bankruptcy filing, the Company was owed approximately $3,200. In July 1996, the Company and the debtor reached an agreement in principle with respect to the treatment of the Company's claims under the debtors' plan of reorganization. See "Legal Proceedings." The agreement in principle resulted in an allowance of approximately $1,602 against the Company's receivable from the debtor. In addition, the Company has incurred approximately $242 in legal and related expenses in connection with its claim against the debtor. The total charge to the Company's financial statements relating to this matter is $1,844.

The fiscal 1996 tax benefit is comprised of $186 of current tax benefit and a deferred tax benefit of $675. The tax benefit was generated as a result of the current year loss.

Year ended March 31, 1995, compared to year ended March 31, 1994:

Net sales for the year ended March 31, 1995 ("fiscal 1995"), increased to $25,090 from $20,216 for the year ended March 31, 1994 ("fiscal 1994"), an increase of $4,874, or approximately 24%, principally as a result of an increase in sales of complete payphones and electronic assemblies of approximately 15% and 47%, respectively, offset by a decrease in miscellaneous revenues of approximately 14%. Unit sales of complete payphones and electronic assemblies increased by approximately 20% and 68%, respectively. Sales to one major customer accounted for approximately 13% of net sales in fiscal 1995. Sales to a different major customer accounted for approximately 10% of net sales in fiscal 1994. Average selling prices of payphones and electronic assemblies in fiscal 1995 were approximately 4% and 6%, respectively, lower than in the preceding fiscal year due to the NANP trade in program, pursuant to which customers received a credit for trading in older electronic assemblies in connection with the purchase of electronic assemblies that satisfied the requirements of NANP.

Cost of sales as a percentage of net sales decreased from 61% to 59% for the comparative fiscal years principally as a result of increased production and the resulting greater manufacturing cost absorption.

Research and development costs increased by $739, or approximately 73%, from $1,019 in fiscal 1994 to $1,758 in fiscal 1995 principally due to an increase in the number of employees engaged in research and development activities ($389) and the increased use of consultants on certain development projects ($255). Selling, general and administrative expenses increased by $1,002, or approximately 21%, from $4,789 in fiscal 1994 to $5,791 in fiscal 1995 principally as a result of an increase in the number of employees supporting international sales efforts

($219), travel expenses related to international sales efforts ($260), sales commissions related to the Company's higher sales level compared to the prior fiscal period ($159), and spending for marketing and advertising ($117). Interest income decreased by $12, or approximately 3%, from $406 in fiscal 1994 to $394 in fiscal 1995, principally as a result of the retirement of older notes receivable for customer product purchases that had higher interest rates. Interest expense decreased by $374, or approximately 77%, from $483 in fiscal 1994 to $109 in fiscal 1995 due to the significant reduction in the Company's debt that occurred during fiscal 1994.

The fiscal 1995 tax benefit is comprised of $501 of current tax expense offset by a deferred tax benefit of $975. The deferred tax benefit was generated as a result of the reversal of the valuation allowance which had been provided on the Company's deferred tax assets in the prior year. The valuation allowance was reversed based upon the Company's belief that it is now more likely than not that the deferred tax assets will be fully realized. The fiscal 1994 tax provision consisted primarily of alternative minimum taxes.

Effects of Inflation.
- ---------------------

In general, inflation and changing prices have not had a material impact on the Company's operations.

Liquidity and Capital Resources.
- --------------------------------
(Dollars in thousands)

The Company recorded a decrease in cash of $134 for fiscal 1996 compared to a decrease in cash of $181 for fiscal 1995. During fiscal 1996, $108 of cash was used by operations compared to $1,675 used by operations during fiscal 1995. This change resulted principally from a decrease in notes receivable offset by the Company's net operating loss in fiscal 1996. During fiscal 1996, net cash of $253 was used in investing activities compared to $709 used during fiscal 1995. During both years, investing activities principally represented additions to property, plant and equipment. During fiscal 1996, net cash of $227 was provided by financing activities consisting principally of net long term borrowings ($393), proceeds from employee and director exercises of stock options ($294) offset by payments against short term working capital borrowings ($460) compared to $2,203 provided by financing activities in fiscal 1995, which principally represented short term working capital borrowings and proceeds from the exercise of a warrant and employee and director exercises of stock options.

Current assets increased by $300, or approximately 3%, from $9,927 at March 31, 1995 to $10,227 at March 31, 1996, predominantly from an increase in the Company's deferred tax asset of approximately $696, an increase in inventory levels of approximately $446 due predominantly to an increase in work-in-process and purchased components, an increase to refundable income taxes of approximately $330 due to overpayment of estimated tax payments during the fiscal year, offset by a decrease in accounts and notes receivable of approximately $917 due to reduced sales volume during the fiscal year as compared with the prior fiscal year as well as the allowance against the Company's receivables iwth respect to a customer in bankruptcy.

Long term notes receivable decreased by $2,049, or approximately
76%, from $2,695 at March 31, 1995 to $646 at March 31, 1996, predominantly from the non-discounted sale of a portion of the Company's note portfolio and prepayment of notes by some of the Company's customers. The long term portion of the Company's future tax benefit increased by $443, or approximately 130%, from $339 at March 31, 1995 to $782 at March 31, 1996. Current liabilities decreased by $413, or approximately 9%, from $4,352 at March 31, 1995 to $3,939 at March 31, 1996, predominantly from a decrease in accounts payable of approximately $718, a decrease in short term borrowings under the Company's line of credit with its bank of approximately $460 offset by an increase in the current portion of long-term debt of approximately $743. Long-term debt decreased from $782 at March 31, 1995 to $432 at March 31, 1996 due predominantly to refinancing the Company's mortgage note with its lender to a five year term from a fifteen year term and achieving a lower interest rate. Common Stock and Paid-In Capital increased by $758, or approximately 8%, from $10,043 at March 31, 1995 to $10,801 at
March 31, 1996 due primarily to exercise of stock options by employees and directors of the Company.

Since August 31, 1994 the Company has had a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at the bank's floating 30 day libor rate plus 2.75%. As of March 31, 1996 that rate was 8.06%. The Company borrows against and repays the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1996 ranging from zero to $1,885. The Company believes its lender will renew the line of credit when it matures on August 31, 1996.

In addition, on August 31, 1995, the Company borrowed $1,000 from the same lender for an eighteen month term with interest at the bank's floating 30 day libor rate plus 2.75%. As of March 31, 1996 that rate was 8.06%. The Company also refinanced its mortgage note with its lender on the same date. The Company's former mortgage note, in the original principal amount of $1,000 was for a 15 year term with a five year balloon with an interest rate of prime plus one-half percent. The Company had been making its monthly principal payments based upon a five year amortization schedule. By refinancing the note, but not changing the maturity date of May 23, 1999, the Company was able to lower its interest rate to a fixed rate of 8.50% from the floating rate of 9.25% as of the closing date for the remainder of the original five year term.

The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through March 31, 1997.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements contained in this Annual Report on Form 10-KSB which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, competition, the risk of obsolescence of its products, the ultimate outcome of the Amtel bankruptcy proceeding, and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

Item 7.   Financial Statements.
- -------   ---------------------

	  Independent Auditors' Report, page F-1.

	  Consolidated Balance Sheets as of March 31, 1996 and
	  1995, pages F-2 and F-3.

	  Consolidated Statements of Operations for the years ended March 31, 1996, 1995, and 1994, page F-4.

	  Consolidated Statements of Shareholders' Equity for the years ended March 31, 1996, 1995, and 1994, page F-5.

	  Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995, and 1994, pages F-6 and F-7.

	  Notes to Consolidated Financial Statements, pages F-8 through F-21.

Item 8.   Changes in and Disagreements with Accountants on
- -------   Accounting and Financial Disclosure.
	  ------------------------------------------------


	  None.

			     PART III
			     --------

Item 9.   Directors, Executive Officers, Promoters and ControlPersons;
- -------   Compliance with Section 16(a) of the Exchange Act.
	  ------------------------------------------------------------


The following table sets forth the names and ages of all directors and executive officers of the Company, as well as positions and offices within the Company.


     Name                          Age          Position
     ----------------              ---          ---------------------------

     C. Shelton James               56          Chief Executive Officer and
						Chairman of the Board

     Tracey L. Gray                 64          President, Chief Operating
						Officer and Director

     Dwight Jasmann                 60          Director

     Charles H. Moore               66          Director

     Thomas E. Patton               55          Director

     T. Raymond Suplee              49          Director

     Thomas R. Wiltse               72          Director

     Alvaro R. Quiros               63          Executive Vice President,
						International Marketing

     Ronald M. Tobin                53          Vice President, Finance
						Chief Financial Officer,
						Secretary and Treasurer

     Hugh H. Durden                 48          Vice President, Sales

     Frederick O. Hawkes            50          Vice President, Engineering
						and Development

     Kenneth W. Noack               58          Vice President, Operations

     John H. Wolaver                50          Vice President, Strategic
						Marketing and Business
						Development
     __________________________


Mr. James has served as Chief Executive Officer of the Company since May 1991 and has been a director of the Company since December 1990. Mr. James is currently an investor in and business advisor to a number of companies. While he has devoted a substantial amount of time to the Company since May 1991, he has also served as Executive Vice President of Fundamental Management Corporation, an investment management company, since April 1990, and was appointed President of that company in April 1993. He is a member of the boards of Harris Computer Systems, NAI Technologies, Fundamental Management Corporation, CSPI and SK Technologies, Inc. From 1980 to 1989, Mr. James had been Executive Vice President of Gould, Inc., a diversified electronics company, and President of Gould's Computer Systems Division.

Mr. Gray has served as President and Chief Operating Officer of the Company since July 1991 and has been a director of the Company since August 1991. From June 1986 until joining the Company, Mr. Gray had been a Vice President of the Government Systems Division, Network Systems Division and Federal Systems Division, respectively, of Sprint.

Mr. Jasmann has been a director of the Company since December 1993. Mr. Jasmann has been Vice President of Human Resources for AirTouch Communications in San Francisco, a domestic and international operator of wireless services, since January 1995. From August 1992 to December 1994, Mr. Jasmann acted as an international telecommunications advisor for various U.S. and foreign telecommunications operators including Comsat Corporation and Fax International, Inc. From February 1959 to May 1992, he held various positions with AT&T, most recently as President and Managing Director of AT&T Communications Pacific based in Hong Kong. He previously served on the boards of the Pacific Telecommunications Council in Hawaii, the Information Communication Institute of Singapore and Philcom, a Philippines telephone company. Mr. Jasmann is currently a director of Hello Direct, Inc.

Mr. Moore has been a director of the Company since December 1993. Mr. Moore has been Director of Athletics for Cornell University since November 1994. From November 1992 to October 1994 Mr. Moore was Vice Chairman of Advisory Capital Partners, Inc., an investment advisory firm. From July 1988 to October 1992, Mr. Moore served as President and Chief Executive Officer of Ransburg Corporation, a producer of industrial coating systems and equipment, and from August 1991 to October 1992 as Executive Vice President of Illinois Tool Works, Inc., a multinational manufacturer of highly engineered components and systems. Mr. Moore is currently a director of The Turner Corporation and is Chairman of the Audit Committee of the United States Olympic Committee.

Mr. Patton has been a director of the Company since July 1989. Mr. Patton has been a partner in the Washington, D.C. law firm of Tighe, Patton, Tabackman & Babbin, engaged in civil and criminal business litigation, securities law enforcement matters, corporate finance and corporate compliance, since August 1994. From 1979 until July 1994, Mr. Patton was a partner in the Washington, D.C. law office of Schnader, Harrison, Segal & Lewis, engaged in civil and criminal securities litigation and general business litigation. Mr. Patton also serves on the board of directors of Infomation Exchange, Inc., a financial services marketing database company.

Mr. Suplee has been a director of the Company since September 1986. Since 1982, Mr. Suplee has been the Senior Partner and President of Suplee & Shea, P.A., a certified public accounting firm located in Sarasota, Florida. Mr. Suplee is currently a director of First of America Bank (Florida) and serves on its audit committee, and is also a director of Plymouth Harbor adult retirement facility.

Mr. Wiltse has been a director of the Company since July 1990. Since 1985 Mr. Wiltse has been active as a private investor. For more than thirty years, until his retirement in 1985, Mr. Wiltse served in a variety of managerial and executive capacities with General Motors Corporation's worldwide foundry operations.

Mr. Quiros was a founder of the Company and has served as an executive officer since its inception and as a director from its inception until December 1993. He has served as Executive Vice President of the Company, responsible for international marketing, since June 1991 and had served as President of the Company from its inception in April 1985 until June 1991.

Mr. Tobin has served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since July 1992. Prior to joining the Company he held various financial positions with SmithKline Beecham Corporation in Philadelphia since September 1970, and most recently had been Corporate Controller of SmithKline Beecham Clinical Laboratories in King of Prussia, PA since February 1982.

Mr. Durden rejoined the Company in June 1991 as Vice President of Sales after having previously served as district sales manager for the Company from March 1987 until August 1989. From August 1989 until rejoining the Company, Mr. Durden founded and served as Chief Executive Officer and President of two privately-held telecommunications companies. From November 1984 until February 1987, Mr. Durden was President of Communications Central, Inc., a privately-held operator of payphones.

Mr. Hawkes rejoined the Company in October 1993 as Vice President of Engineering and Development, having previously served in the same capacity from August 1991 to April 1992. From April 1992 until October 1993, Mr. Hawkes was a consultant to Harris Corporation and from September 1989 until May 1991, he was a director of a product division of Harris.

Mr. Noack has served as Vice President of Operations since January 1993, having joined the Company in July 1992 as Director of Operations. Prior to joining the Company he was with AT&T Paradyne Corporation in Largo, Florida since 1973, and most recently was Vice President and Director of Operations Planning and Materials.

Mr. Wolaver joined the Company in June 1995 as Vice President of Strategic Marketing and Business Development. Prior to joining the Company he was with Sprint in Kansas City since June 1990, having served as Director, Partnership Marketing, Assistant Vice President, Strategic Business Planning & Research, and Director, Strategic Marketing. From June 1983 until June 1990, he held several positions with MCI in Washington, DC, including Director, Corporate Development and Director, Corporate Marketing.


Section 16 Compliance
- ---------------------

Based solely upon a review of certain reports required to be filed by the Company's current or former directors and officers and beneficial owners of more than 10 percent of the outstanding
Common Stock pursuant to Section 16(a) of the Securities Exchange
Act of 1934, the following person failed to file, on a timely basis, reports so required to be filed during the fiscal year ended March 31, 1996.


									  Number of
									Transactions
						      Number of       Not Reported on a
       Name                  Title                   Late Reports        TimelyBasis
  --------------          -----------------------    ------------     -----------------


  Tracey L. Gray          President,                       1                  2
			  Chief Operating Officer                                              and Director
			  and Director
  __________________


Item 10.  Executive Compensation
- --------  ----------------------


The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal years indicated to its Chief Executive Officer and to each of its most highly compensated executive officers whose annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 1996
("named executive officers"):


			       SUMMARY COMPENSATION TABLE
			       ---------------------------                            Long Term
											  Compensation
						      Annual Compensation                    Awards
					   -----------------------------------------         ------
	    (a)                (b)            (c)             (d)            (e)              (g)              (i)
			      Fiscal                                        Other            Number
			       Year                                        Annual        of Securities
			      Ended                                     Compensation       Underlying       All Other
Name and Principal Position  March 31,     Salary ($)       Bonus ($)        ($)          Options <F1>    Compensation  ($)
- ---------------------------  ---------     ----------       ---------   ------------     -------------    -----------------

C. Shelton James               1996          $78,654               0                         25,000          $1,838 <F2>
Chairman of the Board and      1995           73,004         $35,450                         40,000           1,555 <F2>
Chief Executive Officer        1994           73,613          40,450                         20,000           1,151 <F2>

Tracey L. Gray                 1996          138,039               0                         25,000           3,463 <F2>
President and                  1995          127,461          60,450                         40,000           2,738 <F2>
Chief Operating Officer        1994          125,599          71,450                         20,000           2,245 <F2>

Hugh H. Durden                 1996          184,876               0                          7,500           3,173 <F2>
Vice President                 1995          201,859           8,100                         10,000           3,369 <F2>
			       1994          189,661           7,538                         10,000           2,144 <F2>

Alvaro R. Quiros               1996          104,000               0                          7,000           2,761 <F2>
Executive Vice President       1995          102,295               0                         10,000           2,404 <F2>
			       1994           84,298             450                              0           1,740 <F2>

______________________




<F1>   Represents options granted under the Company's 1991 Stock Option Plan.
       Mr. Quiros was not granted options during the fiscal year ended
       March 31, 1994.

<F2>   Includes taxable portion of Company paid Group Term Life Insurance and the Company's matching contribution to the 401(k) savings plan (see Note Q). Group Term Life Insurance for Messrs. James, Gray, Durden and Quiros, respectively, for Fiscal 1996 is $450, $702, $174 and $702, for Fiscal 1995 is $450, $702, $174 and $702 and for Fiscal 1994 is $288,
       $702, $174 and $702. 401(k) Savings plan matching contributions for Messrs. James, Gray, Durden and Quiros, respectively, for Fiscal 1996 are $1,388, $2,761, $2,999 and $2,059, Fiscal 1995 are $1,105, $2,036,
       $3,195 and $1,702  and for Fiscal 1994 are $863, $1,543, $1,970 and
       $1,038.



Stock Option Grants
- -------------------

The following table sets forth the number of securities underlying options, the exercise price and the expiration date for stock options granted to the Chief Executive Officer and the named executive officers who received options during the fiscal year ended March 31, 1996.


			 Option Grants in Last Fiscal Year
			 ---------------------------------


					Individual Grants
					------------------

	      (a)               (b)        (c)           (d)       (e)
      --------------------------------------------------------------------

					   % of
					   Total
					   Options
					   Granted to  Exercise
			       Options     Employees   or Base
			       Granted     in Fiscal   Price    Expiration
	     Name              (#) <F1>    Year        ($/Sh)   Date
       ---------------------   --------    ---------   -------- ----------

       C. Shelton James         25,000     11.9%       $6.1875   2/20/01

       Tracey L. Gray           25,000     11.9%       $6.1875   2/20/01

       Hugh H. Durden            7,500      3.6%       $6.1875   2/20/01

       Alvaro R. Quiros          7,000      3.3%       $6.1875   2/20/01


       <F1>    Options become exercisable one fourth each year,
	       cumulatively, beginning on February 20, 1997, and expire on February 20, 2001.



Stock Option Exercises and Holdings
- -----------------------------------

The following table sets forth the number of exercisable and unexercisable options as of March 31, 1996 and the value of such options for the Chief Executive Officer and the named executive officers.


		      AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR
			  AND FISCAL YEAR END OPTIONS VALUE TABLE

   (a)                 (b)              (c)               (d)              (e)
						       Number of
						       Securities       Value of
						       Underlying       Unexercised
						       Unexercised      In-the-Money
						       Options at       Options at
						       FY-End (#)       FY-End ($)


		   Shares Acquired                     Exercisable/     Exercisable/
 Name              on Exercise (#)  Value Realized($)  Unexercisable    Unexercisable
- -----------------------------------------------------------------------------------------

C. Shelton James        40,773           $246,270      59,227/65,000    $226,714/$ 86,900

Tracey L. Gray         100,000           $490,937      20,000/65,000    $51,900/$ 86,900

Hugh H. Durden          37,500           $274,325      0/20,000         0/$ 30,325

Alvaro R. Quiros         -                   -         2,500/14,500     $4,375/$ 13,125



Directors' Compensation
- ------------------------

Directors who are not employees of the Company receive an annual retainer fee of $5,000 per year plus $1,500 for each Board meeting attended, and $500 for each committee meeting attended. Directors are also reimbursed for expenses in attending Board and Board committee meetings.

During the fiscal year ended March 31, 1996, options were granted to the Company's non-employee directors (Messrs. Jasmann, Moore, Patton,
Suplee and Wiltse), pursuant to the Company's Directors' Stock Option
Plan, in the amount of 1,000 shares, 3,000 shares, 2,000 shares, 4,000 shares and 6,000 shares, respectively, at $5.25 per share. These options are fully exercisable on March 31, 1997 and expire on March 31, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and
- --------  Management.
	  ---------------------------------------------------


The following table sets forth, at June 10, 1996, the number and percentage of shares of Common Stock which, according to information supplied to the Company, are beneficially owned by: (i) each person who is the beneficial owner of more than 5% of the Common Stock; (ii)
each of the directors, and named executive officers of the Company individually; and (iii) all current directors and executive officers of the Company as a group.  Under rules adopted by the Securities and
Exchange Commission, a person is deemed to be a beneficial owner of
Common Stock with respect to which he has or shares voting power
(which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security).  A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days of June 10, 1996, such as upon the exercise of options or warrants.

					  Number of
Name and Address                           Shares    <F1>      Percentage
- ---------------------------               ---------  -----     ----------

C. Shelton James. . . . . .               1,547,450  <F2>        19.1%
6428 Parkland Drive
Sarasota, Florida 34243

Fundamental Management Corporation        1,417,723              17.7%
4000 Hollywood Boulevard
Suite 610N
Hollywood, Florida 33021

Alvaro R. Quiros. . . . . .                 556,577  <F3>         6.9%
6428 Parkland Drive
Sarasota, Florida 34243

Thomas R. Wiltse. . . . . .                 400,000  <F4>         5.0%
6428 Parkland Drive
Sarasota, Florida 34243

Tracey L. Gray. . . . . . .                 148,543  <F5>         1.8%
6428 Parkland Drive
Sarasota, Florida 34243



T. Raymond Suplee . . . . .                  28,300  <F6>         0.4%
6428 Parkland Drive
Sarasota, Florida 34243

Thomas E. Patton. . . . . .                   9,000  <F7>         0.1%
6428 Parkland Drive
Sarasota, Florida 34243

Dwight Jasmann. . . . . . .                   8,890  <F8>         0.1%
6428 Parkland Drive
Sarasota, Florida 34243

Charles H. Moore. . . . . .                  11,100  <F9>         0.1%
6428 Parkland Drive
Sarasota, Florida 34243

Hugh H. Durden. . . . . . .                   5,000  <F10>        0.1%
6428 Parkland Drive
Sarasota, Florida 34243

All directors and executive officers as
  a group (13 persons)  . .               2,841,309  <F11>       34.2%

 _______________________________________


	 <F1>  Unless otherwise indicated, each shareholder has sole
	       voting and investment power with respect to all listed shares.

	 <F2>  Includes 1,417,723 shares held by Fundamental Management
	       Corporation, as to which shares Mr. James disclaims beneficial ownership, and 74,227 shares which may be issued upon exercise of stock options within 60 days.

	 <F3>  Includes 5,000 shares which may be issued upon the
	       exercise of stock options within 60 days.

	 <F4>  Includes 40,000 shares which may be issued upon the
	       exercise of stock options within 60 days.

	 <F5>  Includes 35,000 shares which may be issued upon exercise
	       of stock options within 60 days.

	 <F6>  Includes 26,000 shares which may be issued upon the
	       exercise of stock options within 60 days.



	 <F7>  Includes 500 shares held jointly with Mr. Patton's wife.
	       Includes 8,000 shares which may be issued upon the exercise of stock options within 60 days.

	 <F8>  Includes 6,000 shares which may be issued upon the
	       exercise of stock options within 60 days.

	 <F9>  Includes 75 shares held by Mr. Moore's wife and 25 shares
	       held by Mr. Moore's daughter. Includes 10,000 shares which may be issued upon the exercise of stock options within 60 days.

	 <F10> Includes 5,000 shares which may be issued upon the
	       exercise of stock options within 60 days.

	 <F11> Includes a total of 1,417,723 shares held by Fundamental
	       Management Corporation and shares held by family members as to which shares the respective officers and directors disclaim beneficial ownership. Also includes 284,526 shares which may be issued upon exercise of stock options within 60 days.


				  34

Item 12.  Certain Relationships and Related Transactions.
- --------  -----------------------------------------------

On March 27, 1996, the Company entered into an agreement with Aditel, a Mexican corporation ("Aditel"), to create a joint venture to operate pay phones in the Mexican Republic. As of March 31, 1996, the Company's investment in the joint venture was approximately $90,000. In May, 1996, the Company's investment in the joint venture increased to approximately $290,000 representing approximately 45 percent of the equity of the joint venture. The Company's investments in the joint venture have consisted principally of contributions of pay phones. Mr. Alvaro R. Quiros, Executive Vice President , International Marketing, and a holder of approximately 6.9 percent of the Company's Common Stock as of June 10, 1996, is the owner of approximately 11 percent of the equity of the joint venture.

Item 13.  Exhibits and Reports on Form 8-K.
- --------  ---------------------------------

	    (a)     Exhibits.
		    ----------

		    The Exhibits are listed in the Index to Exhibits on pages E-1 through E-3.

	    (b)     Reports on Form 8-K.
		    --------------------

		    No reports on Form 8-K were filed during the quarter ended March 31, 1996.

			    Signatures
			    ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					ELCOTEL, INC.

Dated:  July 15, 1996                   By:   /s/ Ronald M. Tobin
					-------------------------
					Ronald M. Tobin
					Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title

/s/ C. Shelton James           Chairman of the Board, Chief Executive Officer
- -------------------------      (Principal Executive Officer and Director)
C. Shelton James
Date:  July 15, 1996

/s/ Tracey L. Gray             President, Chief Operating Officer and Director
- -------------------------
Tracey L. Gray
Date:  July 15, 1996

/s/ Dwight Jasmann             Director
- -------------------------
Dwight Jasmann
Date:  July 15, 1996

/s/ Charles H. Moore           Director
- -------------------------
Charles H. Moore
Date:  July 15, 1996

/s/ Thomas E. Patton           Director
- -------------------------
Thomas E. Patton
Date:  July 15, 1996

/s/ T. Raymond Suplee          Director
- -------------------------
T. Raymond Suplee
Date:  July 15, 1996

/s/ Thomas R. Wiltse           Director
- -------------------------
Thomas R. Wiltse
Date:  July 15, 1996

/s/ Ronald M. Tobin            Vice President and Chief Financial Officer
- -------------------------      (Principal Financial and Accounting Officer)
Ronald M. Tobin
Date:  July 15, 1996

			 [LETTERHEAD OF DELOITTE & TOUCHE LLP]

INDEPENDENT AUDITORS' REPORT
Board of Directors and Shareholders
Elcotel, Inc.
Sarasota, Florida

We have audited the accompanying consolidated balance sheets of Elcotel, Inc. and subsidiaries (the "Company") as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elcotel, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
- -------------------------
DELOITTE & TOUCHE LLP
Tampa, Florida

July 12, 1996


				ELCOTEL, INC. AND SUBSIDIARIES
				 CONSOLIDATED BALANCE SHEETS


					 ASSETS
				     (In thousands)

							     March 31,
					       ----------------------------------
						      1996               1995
						  -----------        -----------


CURRENT ASSETS:
   Cash and temporary investments                 $       232        $       366
   Accounts receivable, less allowance
     for doubtful accounts of $1,115
     and $345, respectively                             2,943              2,809
   Notes receivable, less allowance
     for doubtful accounts of $1,922
     and $289, respectively                             2,238              3,289
   Inventories                                          2,800              2,354
   Refundable income taxes                                507                177
   Deferred tax asset                                   1,332                636
   Prepaid expenses and other current assets              175                296
						  -----------        -----------
	TOTAL CURRENT ASSETS                           10,227              9,927

PROPERTY, PLANT AND EQUIPMENT, net                      3,103              3,188

NOTES RECEIVABLE, less allowance
     for doubtful accounts of $69
     and $141, respectively                               646              2,695

DEFERRED TAX ASSET                                        782                339

OTHER ASSETS                                              171                 76
						  -----------        -----------
						  $    14,929        $    16,225
						  ===========        ===========







				ELCOTEL, INC. AND SUBSIDIARIES
				 CONSOLIDATED BALANCE SHEETS

				       (continued)

			    LIABILITIES AND SHAREHOLDERS' EQUITY                                     (In thousands)
				   (Dollars in thousands)


							     March 31,
					       ----------------------------------
						      1996               1995
						  -----------        -----------                                                          1996              1995

CURRENT LIABILITIES:
   Accounts payable, trade                        $     1,030        $     1,748
   Accrued expenses and other current
     liabilities                                        1,134              1,112
   Line of credit                                         965              1,425
   Current portion of long-term debt                      810                 67
						  -----------        -----------
	TOTAL CURRENT LIABILITIES                       3,939              4,352
						  -----------        -----------
LONG TERM DEBT, less current portion                      432                782

COMMITMENTS AND CONTINGENCIES (see Note L)

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value:
     Authorized 20,000,000 shares,
     Issued 8,060,503 shares and 7,735,156
     shares, respectively                                  81                 77
   Additional paid-in capital                          10,720              9,966
   Retained earnings/(deficit)                            (66)             1,225
   Less cost of 52,000 shares of common
     stock in treasury                                   (177)              (177)
						  -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                             10,558             11,091
						  -----------        -----------
						  $    14,929        $    16,225
						  ===========        ===========








			   See Notes to Consolidated Financial Statements


				  F-3

				     ELCOTEL, INC. AND SUBSIDIARIES
				  CONSOLIDATED STATEMENTS OF OPERATIONS
				(In thousands, except per share amounts)


							Year ended March 31,
					    ---------------------------------------
						1996          1995          1994
                                                                                  ----------     ---------     ---------

NET SALES                                   $   21,462    $   25,090    $   20,216

COSTS AND EXPENSES:
  Cost of sales                                 13,238        14,776        12,232
  Research and development                       2,257         1,758         1,019
  Selling, general and administrative            6,490         5,791         4,789
  Other charges (see Note B)                     1,844             -             -
					    ----------     ---------     ---------
  TOTAL COSTS AND EXPENSES                      23,829        22,325        18,040
					    ----------     ---------     ---------
PROFIT (LOSS) FROM OPERATIONS                   (2,367)        2,765         2,176
					    ----------     ---------     ---------
INTEREST:
  Interest income                                  416           394           406
  Interest expense                                (201)         (109)         (483)
					    ----------     ---------     ---------
INTEREST, net                                      215           285           (77)

PROFIT (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                        (2,152)        3,050         2,099

INCOME TAX (BENEFIT)/PROVISION                    (861)         (474)           58
					    ----------     ---------     ---------
PROFIT (LOSS) BEFORE EXTRAORDINARY ITEM         (1,291)        3,524         2,041

EXTRAORDINARY ITEM:
  Extinguishment of Bank Debt (net of income
    taxes of $43)                                    -             -         1,961
					    ----------     ---------     ---------
NET PROFIT (LOSS)                           $   (1,291)    $   3,524     $   4,002
					    ==========     =========     =========
PROFIT (LOSS) BEFORE EXTRAORDINARY ITEM PER
  COMMON AND COMMON EQUIVALENT SHARE        $    (0.16)    $    0.45     $    0.30
					    ==========     =========     =========
NET PROFIT (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                   $    (0.16     $    0.45     $    0.59
					    ==========     =========     =========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING           7,830         7,847         6,823


			     See Notes to Consolidated Financial Statements


				  F-4


				       ELCOTEL, INC. AND SUBSIDIARIES
			      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
				  YEARS ENDED MARCH 31, 1996, 1995 AND 1994
			      ------------------------------------------------
					   (Amounts in thousands)

			      Common Stock
			     --------------  Additional  Retained
			     Shares            Paid-in   Earnings    Treasury
			     Issued  Amount    Capital   (Deficit)     Stock       Total
			     ------  ------   --------   ---------   --------   --------

BALANCE, March 31, 1993       5,599   $  56   $  6,759   $ (6,301)   $  (177)   $    337

ISSUANCE OF COMMON
  STOCK,  through private
  placement                   1,417      14      1,888          -          -       1,902

EXERCISE OF OPTIONS              67       1         73          -          -          74

ISSUANCE OF WARRANT               -       -        323          -          -         323

NET PROFIT                        -       -          -      4,002          -       4,002
			     ------   -----   --------   ---------   --------   ---------
BALANCE, March 31, 1994       7,083      71      9,043     (2,299)      (177)      6,638

EXERCISE OF OPTIONS             113       1        108          -          -         109

EXERCISE OF WARRANT             539       5        749          -          -         754

TAX BENEFIT FROM
  EXERCISE OF OPTIONS             -       -         66          -          -          66

NET PROFIT                        -       -          -      3,524          -       3,524
			     ------   -----   --------   ---------   --------   ---------
BALANCE, March 31, 1995       7,735      77      9,966      1,225       (177)     11,091

EXERCISE OF OPTIONS             326       4        290          -           -        294

TAX BENEFIT FROM
  EXERCISE OF OPTIONS             -       -        464          -           -        464

NET LOSS                          -       -          -     (1,291)          -     (1,291)
			     ------   -----   --------   ---------   --------   ---------
BALANCE, March 31, 1996       8,061   $  81   $ 10,720   $    (66)   $  (177)   $(10,558)
			     ======   =====   ========   =========   ========   =========






                       See Notes to Consolidated Financial Statements



					  F-5

				 ELCOTEL, INC. AND SUBSIDIARIES
			      CONSOLIDATED STATEMENTS OF CASH FLOWS
			      -------------------------------------
				       (In thousands)


							   Year ended March 31,
						 --------------------------------------
							1996         1995         1994
						 ------------ ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                               $   (1,291)  $    3,524   $    4,002
  Adjustments to reconcile net profit (loss) to net
    cash(used in)/provided by operating activities:
      Depreciation and amortization                      363          318          390
      Provision for doubtful accounts                  2,392          287          464
      (Gain)/Loss on disposal of equipment                 -           12           20
      Extraordinary gain before offset of
	actual costs incurred                              -            -       (2,197)
      Change in operating assets and
	liabilities:
	  Accounts receivable                           (956)      (1,136)        (107)
	  Notes receivable                             1,530       (3,950)       1,249
	  Deposits                                         -          721         (721)
	  Inventories                                   (446)        (319)        (786)
	  Refundable income taxes                       (330)        (177)           -
	  Deferred tax asset                            (675)        (975)           -
	  Prepaid expenses and other
	    current assets                               121         (205)           3
	  Other assets                                  (120)         (39)          23
	  Accounts payable, trade                       (718)         314          572
	  Accrued expenses and other
	    current liabilities                           22          (50)         (30)

	Net cash flow (used in)/provided
	  by operating activities                       (108)      (1,675)       2,882

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                                           (255)        (709)        (239)
  Proceeds from disposal of equipment                      2            -            3

    Net cash flow used in investing
      activities                                        (253)        (709)        (236)











				 ELCOTEL, INC. AND SUBSIDIARIES
			      CONSOLIDATED STATEMENTS OF CASH FLOWS
			      -------------------------------------
				       (In thousands)

					 (continued)

							   Year ended March 31,
						 --------------------------------------
							1996         1995         1994
						 ------------ ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                       $       294  $       929  $     1,976
  Net (payments)/proceeds related to
    short-term borrowings                               (460)       1,425        1,000
  Proceeds from long-term borrowings                   1,000            -            -
  Payments on long-term debt                            (607)        (151)      (6,000)
						 ------------ ------------ ------------
    Net cash flow provided by/
      (used in) financing activities                     227        2,203       (3,024)
						 ------------ ------------ ------------
    Net decrease in cash
      and temporary investments                         (134)        (181)        (378)

    Cash and temporary investments
      at beginning of year                               366          547          925
						 ------------ ------------ ------------
    Cash and temporary investments
      at end of year                             $       232  $       366  $       547
						 ============ ============ ============

ADDITIONAL CASH FLOW INFORMATION:
    Cash Paid During the Year for:
      Interest                                   $       218  $       123  $       515
      Income taxes                               $       144  $       610  $        95

NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Warrant issued in exchange for debt            $         -  $         -  $       323
  Deferred tax benefit from exercise of options  $       464  $         -  $         -








				See Notes to Consolidated Financial Statements.




ELCOTEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1996, 1995, AND 1994
- -------------------------------------------
(Dollars in thousands, except for share amounts)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
- ------------------

The Company designs, develops and markets public communication products.

Principles of Consolidation
- ---------------------------

The accompanying consolidated financial statements include the accounts of Elcotel, Inc. and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
- -------------------

Revenue is recognized at the point in which title to such goods sold passes to the customer.

Credit Policy
- -------------

Credit is granted to customers that the Company deems creditworthy. Sales are made to customers by their payment of cash in advance or cash on delivery, for which the Company grants the customer a discount, or, if the customer otherwise qualifies, the Company provides 30 days credit.
In addition, the Company provides limited secured financing with terms generally not exceeding 24 months and interest charged at competitive rates.

Warranty Policy
- ----------------

The original purchaser of the Company's products receives a two or three-year warranty on products the Company manufactures. When the Company resells products, from other manufacturers, the Company will pass on the other manufacturers' warranty to its customer.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Temporary Investments
- ---------------------

Temporary investments consist of short-term, highly liquid investments which are readily convertible into cash.

Advertising
- -----------

Advertising expenses are charged to operations during the period incurred. The Company incurred advertising expense of approximately $90, $100 and $76 for the years ended March
31, 1996, 1995, and 1994, respectively.

Inventories
- -----------

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment
- -----------------------------

Property, plant and equipment are recorded at cost.
Depreciation is computed by the straight-line method based upon the estimated useful lives of the related assets, which generally range from three years for computers to 35 years for buildings.

Deposits
- --------

Deposits represent cash collateral related to letters of credit in support of bid and performance bonds related to certain Company projects.

Income Taxes
- ------------

The liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The deferred tax asset is reduced by a valuation allowance when, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized.

Net Profit (Loss) per Common and Common Equivalent Share
- -------------------------------------------------

Net loss per common share for the year ended March 31, 1996 has been computed based upon the weighted average number of common shares outstanding. Common equivalent shares have not been included as the effect would be antidilutive.

Net profit per common and common equivalent share for the years ended March 31, 1995 and 1994 have been computed based upon the weighted average number of common and common equivalent shares outstanding.

NOTE B - OTHER CHARGES

In late 1994 and early 1995, the Company sold Amtel
Communications, Inc. and four related entities ("Amtel") on credit approximately 3,500 payphones and related equipment.
To secure Amtel's obligations to pay the Company for the payphones and related equipment pursuant to five promissory notes, Amtel granted the Company a security interest in payphones sold to Amtel and collateral assignments of agreements between Amtel and the owners of certain sites where those payphones had been or were to be installed
(collectively, the "Collateral").

On August 3, 1995, Amtel filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which were administratively consolidated under the case name of In re ACI-HDT Supply Company, United States Bankruptcy Court for the Southern District of California, Administratively Consolidated Case No. 95-08253-A11. On the date of the bankruptcy filing, the Company was owed approximately $3,200,000 by Amtel.


On June 3, 1996, Amtel filed a proposed Disclosure Statement for Debtors' Original Chapter 11 Plan (the "Disclosure Statement") and the Debtors' Original Chapter 11 Plan (the "Plan"). On June 26, 1996, at the scheduled hearing on the Disclosure Statement, counsel for Amtel advised the Bankruptcy Court that Amtel would not be proceeding with the Disclosure Statement and Plan, but instead would be filing an amended disclosure statement together with two competing plans of reorganization. Amtel's counsel further advised that the two plans would be sent out with a single disclosure statement and ballots for creditors and other parties in interest to vote on and express their respective preferences between the plans. Amtel's counsel advised that the first plan would be based on a sale of Amtel's payphone assets and business to PhoneTel Technologies, Inc. ("PhoneTel") for approximately $13,000,000, payable $7,000,000 in cash and $6,000,000 in publicly tradeable shares of PhoneTel stock. The second plan would be based on a reorganization concept, preserving Amtel as an operating concern but confirming ownership in the lessor/investor group to be shared with Pacific Coin, a California general partnership, which would infuse substantial cash into the reorganized entity and would be responsible for the operation of Amtel's payphone business. At the conclusion of the June 26, 1996 hearing, the Bankruptcy Court set
July 19, 1996 as the deadline for filing the two plans of reorganization and the contemplated combined disclosure statement. The Bankruptcy Court also set August 16, 1996 as the hearing date for approval of the new disclosure statement. Consistent with these dates set by the court, Amtel's counsel also advised that the debtors would attempt to achieve court approval and confirmation of one of the plans by September or October 1996.

Subsequent to that hearing, the Company reached an agreement in principle with Amtel with respect to the proposed treatment of its claims under the debtors' plan of reorganization. That agreement in principle provides that the Company would receive in satisfaction of all claims by the Company against Amtel and by Amtel against the Company
$1.4 million in cash plus all of the payphones
(approximately 1,350) and related equipment currently in the Company's possession and being warehoused by the Company pursuant to a prior Bankruptcy Court order. Based, in part, upon this agreement in principle, the Company has reviewed the carrying value of its notes receivable from Amtel and has provided a specific allowance of $1,602 against such notes receivable. This charge of $1,602, in addition to approximately $242 in other costs associated with the bankruptcy proceeding, has been included as Other Charges in the Consolidated Statement of Operations for the year ended March 31, 1996. The remaining balance of such notes receivable is approximately $1,550 which amount is included in current notes receivable. There can be no assurance that this agreement in principle with respect to the treatment of the Company's claims under the plan will be implemented. Any plan will have to be voted upon by creditors and will also have to be confirmed by the Bankruptcy Court before the treatment can be implemented.

NOTE C - RECEIVABLES:

Accounts receivable consist of the following:



						      March 31,
					     --------------------------
					       1996             1995
					     ---------        ---------

     Accounts receivable, trade              $   3,978        $   3,070
     Call revenue receivables                       80               84
     Less allowance for doubtful accounts   (    1,115)      (      345)
					     ---------        ---------
					     $   2,943        $   2,809
					     =========        =========

Changes in the allowance for doubtful accounts consist of the following:


						   Years ended March 31,
					   ------------------------------------

					     1996          1995          1994
					   --------      --------      --------

     Balance at beginning of period       ($   345)     ($   171)     ($   111)
     Provision for doubtful accounts ( 822) ( 181) ( 168) Charge-off of uncollectible accounts,
	  net of recoveries                     52             7           108
					   -------       -------       -------
					  ($ 1,115)     ($   345)     ($   171)
					   =======       =======       =======

     Notes receivable are principally comprised of interest-bearing trade notes receivable from customers with remaining maturities of twenty-four months or less and collateralized by operating pay stations. The notes receivable of $1,550, as described in Note B, are included in the balance as of March 31, 1996.

     Changes in the allowance for doubtful notes receivable consist of the following:





						   Years ended March 31,
					   ------------------------------------

					     1996          1995          1994
					   --------      --------      --------

     Balance at beginning of period       ($   430)     ($   390)     ($   137)
     Provision for doubtful notes         (  1,570)     (    106)     (    296)
     Charge-off of uncollectible notes,
	  net of recoveries                      9            66            43
					   -------       -------       -------
					  ($ 1,991)     ($   430)     ($   390)
					   =======       =======       =======

NOTE D - INVENTORIES:

Inventories by stage of completion are as follows:


						      March 31,
					     --------------------------
					       1996             1995
					     ---------        ---------

      Finished products                      $     470        $     407
      Work-in-process                              240              162
      Purchased components                       2,089            1,785
					     ---------        ---------
					     $   2,800        $   2,354
					     =========        =========

NOTE E - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is comprised of the following:


						      March 31,
					     --------------------------
					       1996             1995
					     ---------        ---------

       Land and improvements                 $     372        $     371
       Buildings                                 2,672            2,658
       Engineering and manufacturing eqt.        1,347            1,187
       Furniture, fixtures and office eqt.         864              799
					     ---------        ---------
						 5,255            5,015
       Less accumulated depreciation
	  and amortization                       2,152            1,827
					     ---------        ---------
					     $   3,103        $   3,188
					     =========        =========

Depreciation expense for the fiscal years ended March 31, 1996, 1995, and 1994, respectively, was $255, $276, and $245.

NOTE F - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:


						      March 31,
					     --------------------------
					       1996             1995
					     ---------        ---------


Payroll, payroll taxes and severance         $     480        $     573
Professional fees                                  100               81
Interest expense                                     6               23
Warranty                                           311              307
Taxes other than income and payroll                  7               65
Customer advances                                  214               15
Other                                               16               48
					     ---------        ---------
					     $   1,134        $   1,112
					     =========        =========

NOTE G - INCOME TAXES:

The Company's income tax (benefit) provision for the years ended
March 31, 1996, 1995 and 1994 is comprised of the following:

						   Years ended March 31,
					   ------------------------------------

					     1996          1995          1994
					   --------      --------      --------

Current tax (benefit) expense:
     Federal                               $ ( 186)      $   475       $    95
     State                                       -            26             6
					   -------       -------       -------

					     ( 186)          501           101
					   -------       -------       -------
Deferred tax benefit:
     Federal                                 ( 627)        ( 848)            -
     State                                   (  48)        ( 127)            -
					   -------       -------       -------
					     ( 675)        ( 975)            -
					   -------       -------       -------
Taxes on extraordinary item                      -             -          ( 43)
					   -------       -------       -------
Net tax (benefit) provision                $ ( 861)      $ ( 474)      $    58
					   =======       =======       =======

The Company's income tax benefit for fiscal 1996 differed from the amount of tax expense as computed by applying the statutory income tax rates to income before taxes primarily due to the effect of the carryback of the net operating loss generated in the current year. This carryback, while generating a current refund receivable, also causes tax credits previously utilized in the carryback year, to be restored for utilization in future years. These crdits increase the deferred tax asset on a dollar for dollar basis (i.e. 100% versus 34%).

The Company's income tax benefit for fiscal 1995 differed from the amount of tax expense as computed by applying the statutory income tax rates to income before taxes primarily as a result of the elimination of the valuation reserve on the Company's net deferred tax asset and the utilization of net operating losses and tax credit carryforwards which had been fully reserved at the end of the prior fiscal year.

The Company's income tax provision for fiscal 1994 differed from the total income tax expense as computed by applying the statutory income tax rates to income before taxes due primarily to the utilization of net operating losses, which were subject to a full valuation allowance at the beginning of the year, to offset substantially all income taxes payable. The only remaining tax expense is primarily attributable to alternative minimum taxes.

The significant components of the deferred tax assets as of March 31, 1996 and March 31, 1995 are as follows:


						      March 31,
					     --------------------------
					       1996             1995
					     ---------        ---------

Deferred tax assets:

     Accounts and notes receivable reserves  $   1,170        $     302
     Inventory reserves                             55               52
     Warranty and other accruals                   184              172
     Tax credit carryforwards                      583              394
     NOL carryforwards                             220              114
					     ---------        ---------
						 2,212            1,034
					     ---------        ---------
Deferred tax liabilities:

     Property, plant and equipment                  91               54
     Deferred patent costs                           7                5
					     ---------        ---------

						    98               59
					     ---------        ---------

Net deferred tax asset                           2,114              975

Less current portion                             1,332              636
					     ---------        ---------
Net deferred tax asset,
   less current portion                      $     782        $     339
					     =========        =========
As of March 31, 1996, the Company has available net operating loss carryforwards for state tax purposes of approximately $3,998, expiring in the years 2006 to 2008. In addition, the Company has available approximately $583 in research and other tax credit carryforwards, expiring in varying amounts between the years 2001 and 2008.

NOTE H - LONG TERM DEBT:


						      March 31,
					     --------------------------
					       1996             1995
					     ---------        ---------

Long term debt consists of the following:

     Promissory note with a bank, expiring
	May 23, 1999, with interest fixed
	at 8.50%.                            $     631        $     849

     Promissory note with a bank, expiring
	2/28/1997, with variable interest
	(8.06% at March 31, 1996)                  611                -
					     ---------        ---------
     Total long term debt                        1,242              849

	Less current portion                       810               67
					     ---------        ---------
					     $     432        $     782
					     =========        =========

The promissory note arose from refinancing a note on August 31, 1995 which was due on May 23, 1999. Interest on the previous note was at prime plus one-half percent with monthly payments based on a fifteen year amortization and a balloon payment after five years. Principal payments on the new note are based on equal monthly installments over a five year period expiring on May 23, 1999. The note is secured by a mortgage on the Company's facility. Payments due on the note are as follows (in thousands):

			Due in fiscal 1997          $   199
			Due in fiscal 1998              199
			Due in fiscal 1999              199
			Due in fiscal 2000               34
						    -------

						    $   631
						    =======

The Company has a $1,000 promissory note secured by the Company's accounts receivable, notes receivable and inventories. Interest on the note is based on the Libor rate plus 2.75 percentage points (8.06% at March 31, 1996).
Principal payments are based on eighteen equal monthly installments expiring on February 28, 1997.

NOTE I - LINE OF CREDIT:

The Company has a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at the Libor rate plus 2.75 percentage points (8.06% at March 31, 1996). The balance on this line of credit as of March 31, 1996 and 1995 was $965 and $1,425, respectively. The Company has also used $233 against its credit line to secure a standby letter of credit of which $21 expires in April 1996 and $212 expires in March 1997.

NOTE J - STOCK OPTIONS AND WARRANTS:

On July 2, 1991, the Company adopted a stock option plan (the "1991 Plan") which provides for the grant of incentive and non-qualified stock options to key employees, including officers and directors, of the Company. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted, or $ .75. In May 1994, the Board approved, and in October 1994 the shareholders approved, a 350,000 share increase in the number of shares reserved under the Plan. Options to acquire up to 1,100,000 shares of common stock may be granted pursuant to the 1991 Plan. Options which had been previously granted under the Company's 1986 Stock Option Plan and 1987 Stock Option Plan were cancelled and said Plans terminated upon adoption of the 1991 Plan.

Information with respect to options under the above plans is as follows:


					 Number of      Option Price
					  Shares         Per Share
					-----------     ------------

Outstanding at March 31, 1993              505,600      $  .75-$1.31
     Granted                               232,700      $ 1.36-$3.50
     Exercised                           (  49,367 )    $  .75
     Cancelled                           (  41,300 )    $  .75-$1.81
					 ---------
Outstanding at March 31, 1994              647,633      $  .75-$3.50
     Granted                               319,700      $1.00-$3.625
     Exercised                           ( 108,353 )    $ .75-$1.81
     Cancelled                           ( 115,138 )    $1.00-$3.50
					 ---------
Outstanding at March 31, 1995              743,842      $ .75-$3.625
     Granted                               193,950      $6.1875-$9.1875
     Exercised                           ( 333,607 )    $ .75-$3.625
     Cancelled                           (  45,483 )    $1.36-$3.50
					 ---------
Outstanding at March 31, 1996              558,702      $ .75-$9.1875
					 =========

All options outstanding, with the exception of 49,227 non-qualified options granted to the Company's Chief Executive Officer and 399,575 non-qualified and incentive stock options granted to key employees and officers of the Company, are exercisable cumulatively in three installments of one-third each year beginning one year from the date of grant and expire five years from the date of grant. Options granted to the Company's Chief Executive Officer are currently exercisable and expire July 2, 1996. Non-qualified and incentive stock options granted to key employees and officers of the Company on May 12, 1993, August 8, 1994, and February 20, 1996 are exercisable cumulatively in four installments of one-fourth each year beginning one year from the date of grant and expire five years from the date of grant. As of March 31, 1996, 151,685 options are exercisable. As of March 31, 1996, options to acquire 49,971 shares were available for future grant under the 1991 Plan.

On July 2, 1991, the Company adopted a Directors Stock Option Plan which provides for the automatic annual grant of non-qualified stock options to outside directors of the Company. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted, or $2.00. In May 1994, the Board approved, and in October 1994 the shareholders approved, a 75,000 share increase in the number of shares reserved under the Plan. Options to acquire up to 175,000 shares of common stock may be granted pursuant to the Plan. Accordingly, for the fiscal years ended March 31, 1996, 1995, and 1994, options to purchase 16,000 shares, 16,000 shares and 36,000 shares, at an exercise price of $5.25, $3.9375 and $3.81, per share, respectively, were granted under the Directors Stock Option Plan. The options are exercisable commencing one year from the date of grant and expire five years from the date of grant. During fiscal 1996, 1995 and 1994, there were 5,000, 5,000 and 12,000 shares exercised, respectively, all at an option price of $2.00. As of March 31, 1996, 82,000 options are exercisable. As of March 31, 1996, options to acquire 55,000 shares were available for future grant under the Directors Stock Option Plan.

The Company has issued 26,000 other options to its existing and former directors. The options have an exercise price of $2.00 per share and expire on July 2, 1996. During fiscal 1996, there were 12,000 shares exercised at an option price of $2.00 per share. During fiscal 1995, none of those options were exercised. During fiscal 1994, there were 6,000 shares exercised at an option price of $2.00 per share. There are currently 8,000 options exercisable as of March 31, 1996.

NOTE K - RELATED PARTY TRANSACTIONS:

Legal fees amounting to approximately $73, and $199 for the fiscal years ended March 31, 1995, and 1994, respectively, were incurred by the Company to Schnader, Harrison, Segal & Lewis, of which Mr. Patton, a director of the Company, was a partner until July 1994, for legal services rendered to the Company and its subsidiaries. These services included the work of several partners and associates of the firm in litigation matters, corporate and financial matters, and other types of legal matters incident to the representation of the Company.

During the fiscal year ended March 31, 1994, the Company received consulting services from Fundamental Management Corporation ("Fundamental"), the beneficial owner of approximately eighteen percent of the Company's Common Stock, regarding obtaining financing in connection with the Company's discounted prepayment of its secured loan with its former senior lender. Fundamental assisted in locating private lenders who provided financing to the Company to allow it to consummate the transaction. Fundamental received a flat fee of $32 for its consulting services. In addition, a limited partnership of which Fundamental is the general partner, loaned $600 to the Company on a short term basis to allow it to consummate that transaction. The $600 was borrowed on September 28, 1993, and was repaid on November 12, 1993. The Company paid such limited partnership $11 of interest (a rate of fifteen percent per annum) and a fee of $9. Mr. James, Chairman and Chief Executive Officer of the Company, is President, a director and a stockholder of Fundamental.

NOTE L - COMMITMENTS AND CONTINGENCIES:

In re ACI-HDT Supply Company, debtor and related cases.
Nogah Bethlahmy, et al. plaintiffs v. Randy S. Kuhlmann, et al. defendants. Adversary Proceeding No. 95-90809 in the United States Bankruptcy Court, Southern District of
California.

This putative class action was filed in the Superior Court of the State of California for the County of San Diego ("State Court") but not initially served on the Company. On November 17, 1995, the first amended complaint was filed and served on the Company.

On December 28, 1995, a co-defendant removed the case to the United States Bankruptcy Court for the Southern District of California. On January 26, 1996, plaintiffs moved to remand the case to State Court. On March 14, 1996, the Bankruptcy Court entered an order denying the motion to remand the action to State Court. On March 25, 1996, plaintiffs appealed that order. That appeal is pending.

On May 20, 1996, plaintiffs filed a second amended complaint for (1) unlawful business practices; (2) fraudulent and unfair business practices; (3) false and misleading advertising; (4) fraud and deceit; (5) conspiracy to defraud; (6) negligence and negligent misrepresentation; (7) violations of California Corporations Code section 25110; (8) violations of California Corporations Code section 25400; (9) professional negligence and legal malpractice; and (10) spoliation of evidence. The gravamen of the complaint is that Amtel conspired with its own officers and professionals, and with various telephone suppliers (including the Company), to defraud investors in Amtel by operating a Ponzi scheme. On June 12, 1996, the Company filed a motion to dismiss the complaint. The motion is set to be heard on August 1, 1996. The case is now in the initial stages of discovery. The Company disputes liability and intends to defend this matter vigorously.

William Polillo, et al. v. Elcotel, Inc. (U.S. District Court for the Northern District of Illinois, No. 96C 2275, filed April 18, 1996). William Polillo, Cecilia Polillo and Richard Reno filed this suit against the Company alleging that the Company's pay telephones infringe U.S. Patent
No. 4,208,549 for a Coin Surveillance Apparatus. An Amended Complaint was filed against the Company on May 10, 1996.
The Company filed an Answer and Counterclaim on May 28, 1996 denying infringement and asserting a counterclaim for a declaratory judgment of noninfringement and invalidity of the patent. On July 2, 1996, the plaintiffs' responded to the Company's counterclaim by denying the claims of noninfringement and invalidity. The case is now in the initial stages of discovery. The Company believes that it has meritorious defenses to this claim.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any , with respect to these actions will not materially affect the financial position or results of operations of the Company.

NOTE M - MAJOR CUSTOMERS:

For the year ended March 31, 1996, there were no customers which individually accounted for more than 10% of net sales. During the years ended March 31, 1995 and 1994, the Company had one customer for each of those years which accounted for approximately 13% and 10%, respectively, of net sales.

NOTE N - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of notes receivable. In order to minimize this risk, the Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, primarily the phone and related enclosures. At March 31, 1996 and 1995, the Company had one customer with notes receivable totalling approximately $1,550, net of a specific allowance (see Note B) and $3,450, respectively.

NOTE O - EXTRAORDINARY ITEM:

The Company realized a net gain of $1,961 on extinguishment of debt during the year ended March 31, 1994. On September 29, 1993, the Company prepaid its senior debt of $8,020 to its secured lender with a cash payment of $5,500. In addition, the Company gave its lender a six year warrant to acquire up to 538,885 shares of Common Stock. Based upon an independent valuation, these warrants have been assigned a value of $323 in the consolidated balance sheet. The extraordinary gain from debt extinguishment was $2,197 and after charges for direct expenses and taxes relative to this debt extinguishment, of $193 and $43, respectively, the Company realized a net gain of $1,961.

NOTE P - SHAREHOLDERS' EQUITY:

During the year ended March 31, 1996, shareholders' equity decreased as a result of a net loss of $1,291, offset by the exercise of 350,607 stock options less 25,230 shares surrendered at prices between $.75 and $3.625 per share for a total of $294 and $464 related to the tax benefit from exercise of stock options.

NOTE Q - SAVINGS PLAN:

During fiscal 1994, the Company began a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their pre-tax earnings. The Company will match 50% of the employees' contribution, up to an additional 2% of the eligible employees' compensation. An employee begins vesting after having completed two years of employment with the Company, at the rate of 25% per year, and is 100% vested after having completed five years of employment with the Company. Total plan expense was approximately $79, $57 and $39, respectively for the fiscal years ended March 31, 1996, 1995 and 1994.

		    INDEX TO EXHIBITS



Exhibit
Number  Description                  Incorporated by Reference to
- ----- ----------------------------   ------------------------------

3.1   Certificate of Incorporation   Exhibit 3.1 to Registration
				     Statement on Form S-18, File No. 33-8565.

3.2   By-Laws (as amended).          Exhibit 3.2 to Annual Report on
				     Form 10-K for year ended March 31, 1987.

10.1  1991 Stock Option Plan.        Exhibit 10.2 to Annual Report on
				     Form 10-K for year ended March 31, 1992.

10.2  Directors Stock Option Plan.   Exhibit 10.3 to Annual Report on
				     Form 10-K for year ended March 31, 1992.

10.3  Mortgage and Security          Exhibit 10.6 to Annual Report on
      Agreement between Registrant   Form 10-KSB for year ended March 31, 1994.
      and NationsBank of Florida,
      N.A. dated January 20, 1994.

10.4  Loan Agreement between         Exhibit 10.8 to Annual Report on
      Registrant and NationsBank of Form 10-KSB for year ended March 31, 1994. Florida, N.A. dated
      May 23, 1994.

10.5  Amendment to Loan Agreement    Exhibit 10.1 to Quarterly Report
      and Second Amendment to        on Form 10-QSB for the quarter ended
      Collateral Assignment and      September 30, 1995.
      Security Agreement between
      Registrant and NationsBank
      of Florida, NA dated
      August 31, 1995.Exh

Exhibit
Number  Description                  Incorporated by Reference to
- ----- ----------------------------   ------------------------------

10.6  Mortgage Note between          Exhibit 10.6 to Quarterly Report on Form
      Registrant and Carl G.         10-QSB for quarter ended
      Santangelo, as Trustee of      September 30, 1993
      Elcotel Mortgage Trust dated
      September 28, 1993.

      (a) Mortgage Modification      Exhibit 10.9(a) to Annual Report on Form
	  Agreement between          10-KSB for the year ended March 31, 1994.
	  Registrant and
	  NationsBank of Florida,
	  N.A. dated May 23, 1994.

      (b) Assignment of Note and     Exhibit 10.9(b) to Annual Report on Form
	  Mortgage between Carl G.   10-KSB for the year ended March 31, 1994.
	  Santangelo, as Trustee of
	  Elcotel Mortgage Trust and
	  NationsBank of Florida, N.A.
	  dated May 23, 1994.

      (c) Mortgage Modification      Exhibit 10.4 to Quarterly Report on Form
	  Agreement between          10-QSB for the quarter ended September 30,
	  Registrant and             1995.
	  NationsBank of Florida,
	  N.A. dated August 31, 1995.

10.7  Replacement Promissory Note    Exhibit 10.5 to Quarterly Report on Form
      between Registrant and         10-QSB for the quarter ended September 30,
      NationsBank of Florida, N.A.   1995.
      dated August 31, 1995.

Exhibit
Number  Description                  Incorporated by Reference to
- ----- ----------------------------   ------------------------------
10.8  Promissory Note between        Exhibit 10.3 to Quarterly Report on Form
      Registrant and NationsBank     10-QSB for the quarter ended September 30,
      of Florida, N.A. dated         1995.
      August 31, 1995.

10.9  Consolidation Promissory Note  Exhibit 10.4 to Quarterly Report on Form
      between Registrant and         10-QSB for the quarter ended September 30,
      NationsBank of Florida, N.A.   1994.
      dated August 31, 1994.

10.10 Renewal Promissory Note        Exhibit 10.2 to Quarterly Report on Form
      between Registrant and         10-QSB for the quarter ended September 30,
      NationsBank of Florida         1995.
      N.A. dated August 31, 1995.

21.1  Subsidiaries of the            Included in this Report
      Registrant.

23.1  Independent Auditors'          Included in this Report
      Consent.

27    Financial Data Schedule        Included in this Report.