Form 10-Q
period 1996-06-30
ELCOTEL INC
filed 1996-08-14
CIK 801448

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

Commission File No. 0-15205


                                    ELCOTEL, INC.
                  (Exact name of registrant as specified in its charter)

        Delaware                                                59-2518405
- -------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    6428 Parkland Drive, Sarasota, Florida 34243
                    --------------------------------------------
                      (Address of principal executive offices)
                                   (Zip Code)

                                (941) 758-0389
                           ------------------------
                (Registrant's telephone number, including area code)

                                Not Applicable
        ------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X        No
                         -----         -----

The number of shares of the issuer's Common Stock outstanding as of August 9, 1996 was 8,073,807.



                          PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                       June 30,        March 31,
                                        1996             1996
                                     -----------      -----------
                                     (Unaudited)      (See Note)


ASSETS

CURRENT ASSETS
Cash and temporary investments            $139             $232
Accounts receivable, net                 2,507            2,943
Notes receivable, net                    2,478            2,238
Inventories                              2,903            2,800
Refundable income taxes                    403              507
Deferred tax asset                       1,332            1,332
Prepaid expenses and other current as      192              175
                                       -------          -------
    TOTAL CURRENT ASSETS                 9,954           10,227

Property, plant and equipment, net       3,049            3,103
Notes receivable, noncurrent               952              646
Deferred tax asset                         782              782
Other assets                               362              171
                                       -------          -------
                                       $15,099          $14,929
                                       =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses   $2,187           $2,164
Line of credit                           1,090              965
Current portion of long-term debt          644              810
                                       -------          -------
    TOTAL CURRENT LIABILITIES            3,921            3,939
                                       -------          -------
LONG TERM DEBT, less current portion       382              432
                                       -------          -------
SHAREHOLDERS' EQUITY:
  Common Stock                              81               81
  Additional paid-in capital            10,761           10,720
  Retained earnings/(deficit)              131              (66)
  Less treasury stock                     (177)            (177)
                                       -------          -------
                                        10,796           10,558
                                       -------          -------
                                       $15,099          $14,929
                                       =======          =======

           Note: The balance sheet at March 31, 1996, has been derived from the audited financial statements.

                                   1

                  See Notes to Condensed Consolidated Financial Statements



                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)

                                  (Unaudited)


                                               Three Months Ended
                                                     June 30,
                                             -----------------------
                                              1996             1995
                                             ------           ------

NET SALES                                    $5,551           $5,820
                                             ------           ------
COSTS AND EXPENSES:
    Cost of sales                             3,254            3,322
    Research and development                    545              521
    Selling, general and
      administrative                          1,377            1,547
    Other Charges (see Note D)                  103              -
                                             ------           ------
TOTAL COSTS AND EXPENSES                      5,279            5,390
                                             ------           ------
PROFIT FROM OPERATIONS                          272              430

INTEREST INCOME, net                             30              145
                                             ------           ------
PROFIT BEFORE INCOME TAXES                      302              575

INCOME TAX PROVISION                            105              202
                                             ------           ------
NET PROFIT                                     $197             $373
                                             ======           ======
NET PROFIT PER COMMON AND COMMON
    EQUIVALENT SHARE                          $0.02            $0.05
                                             ======           ======
WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING      8,279            8,212
                                             ======           ======











                                  2


              See Notes to Condensed Consolidated Financial Statements


                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                               (in thousands)

                                (Unaudited)


                                               Three Months Ended
                                                     June 30,

                                                1996              1995
                                               ------            ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit                                    $197              $373
  Adjustments to reconcile net profit
    to net cash provided from operations:
      Depreciation and amortization               89                82
      Provision for doubtful accounts            (30)               (9)


  Change in operating assets and liabilities:
    Accounts receivable                          466            (1,038)
    Notes receivable                            (547)              535
    Inventories                                 (103)              (87)
    Prepaid expenses and other
      current assets                             184                74
    Accounts payable and accrued expenses        (72)              137
    Other, net                                  (192)                7
                                               ------            ------
      Net cash flow (used in)/provided from
        operations                                (8)               74
                                               ------            ------



CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment     (35)             (113)
                                               ------            ------
      Net cash flow used in investing
        activities                               (35)             (113)
                                               ------            ------









                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                               (in thousands)

                                (Unaudited)

                                (continued)


                                               Three Months Ended
                                                     June 30,
                                                1996              1995
                                               ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments)/proceeds related to
    short-term borrowings                        125              (327)
  Payments on long-term debt                    (216)              (72)
  Issuance of common stock                        41                74
                                               ------            ------
    Net cash flow used in
      financing activities                       (50)             (325)
                                               ------            ------
    Net decrease in cash and
       temporary investments                     (93)             (364)

    Cash and temporary investments at
      beginning of year                          232               366
                                               ------            ------
    Cash and temporary investments at
      end of quarter                            $139                $2
                                               ======            ======
ADDITIONAL CASH FLOW INFORMATION:
  Cash Paid During the period for:
    Interest                                     $49               $56
    Income taxes                                   -                 -
















                                       4

                  See Notes to Condensed Consolidated Financial Statements



                    ELCOTEL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except for share amounts)

                             (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of June 30, 1996, and the consolidated statements of operations for the three month periods ended
June 30, 1996 and 1995, and the consolidated statements of cash flows for the three month periods ended June 30, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996. The results of operations for the three month period ended June 30, 1996, are not necessarily indicative of the results for the full fiscal year.


NOTE B.  INVENTORIES:

     Inventories by stage of completion are as follows:

                                              June 30,       March 31,
                                                1996           1996
                                              --------       --------

            Finished products                  $ 557          $ 470
            Work-in-process                      260            240
            Purchased components               2,086          2,089
                                              ------         ------

                                              $2,903         $2,800
                                              ======         ======

NOTE C.  SHAREHOLDERS' EQUITY:

During the three month period ended June 30, 1996, shareholders' equity increased as a result of a net profit of $197, and employee and director exercises of stock options at prices between $.75 per share and $3.50 per share for a total of $41.

NOTE D.  OTHER CHARGES:

During the three month period ended June 30, 1996, the Company incurred continuing expenses for legal fees pertaining to the Amtel bankruptcy filing in the amount of $103. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further description of this matter.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.
            ----------------------------------------------

Results of Operations
- ---------------------
(Dollars in thousands)

Quarter ended June 30, 1996, compared to the quarter ended June 30, 1995:

Net sales for the quarter ended June 30, 1996 ("first quarter 1997"), decreased to $5,820 from $5,551 for the quarter ended June 30, 1995 ("first quarter 1996"), a decrease of $269, or approximately 5%, principally as a result of a decrease in sales of complete payphones of approximately 7% offset by an increase in sales of electronic assemblies of approximately 11%. Unit sales of complete payphones increased by approximately 3% and unit sales of electronic assemblies increased by approximately 4%. Average selling prices of payphones in the quarter were approximately 10% lower than in the same quarter last year due to discounts given to customers for competitive reasons, while average selling prices of electronic assemblies were approximately 7% higher than last year due to the phase out of credits given to customers under its trade in program. The trade in program, which initially began in conjunction with the North American Numbering Plan ("NANP"), was continued for competitive reasons to permit customers to receive a credit for upgrading older electronic assemblies, that either they previously purchased from the Company or other manufacturers, for the Company's current models.

Cost of sales as a percentage of net sales were slightly higher than last year due to product mix and the sale of more payphones at lower prices than last year.

Research and development costs increased by $24, or approximately 5%, from
$521 in the first quarter 1996 to $545 in the first quarter 1997 due to the hiring of additional development staff offset by a reduction in the use of outside contractors. Selling, general and administrative expenses decreased by $170, or approximately 11%, from $1,547 in the first quarter 1996 to
$1,377 in the first quarter 1997 principally as a result of reduced sales commissions related to the Company's lower sales level compared to the prior year, a reduction in the Company's provision for doubtful accounts due to the lower sales level as well as a reduction in accounts receivable during the first quarter 1997, and a one-time expense in connection with the Company's listing on the NASDAQ National Market System during the first quarter 1996. Interest income decreased by $112, or approximately 61%, from $185 in first quarter 1996 to $73 in first quarter 1997 due to a decrease in the Company's
note receivable portfolio.   Interest expense increased by $3, or approximately
8%, from $40 in first quarter 1996 to $43 in first quarter 1997 due to increased borrowings against the Company's line of credit facility with its bank.

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

In addition, the Company had incurred approximately $242 in legal and related expenses in connection with its claim against the debtor. The total charge to the Company's consolidated financial statements for the fiscal year ended March 31, 1996, relating to this matter was $1,844. Continuing expenses for legal fees pertaining to this matter during the first quarter 1997 are $103 and are shown as "Other Charges" on the Consolidated Statements of Operations.

Liquidity and Capital Resources
- -------------------------------
(Dollars in thousands)

The Company incurred a decrease in current assets of $273, or approximately 3%, from $10,227 at March 31, 1996 to $9,954 at June 30, 1996, predominantly from a decrease in accounts receivable of $436, partially offset by an increase of $240 in notes receivable. Current liabilities decreased by $18, or approximately 1%, from $3,939 at March 31, 1996 to $3,921 at June 30, 1996 predominantly from a reduction in the current portion of long term debt offset by an increase in the amount owed under the Company's line of credit with its lender.

Since August 31, 1995 the Company has had a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at the bank's floating 30 day libor rate plus 2.75%. The Company borrows against and repays the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1997 ranging from $425 to $1,175. The Company believes its lender will renew the line of credit when it matures on August 31, 1996.

In addition, on August 31, 1995, the Company borrowed $1,000 from the same lender for an eighteen month term with interest at the bank's floating 30 day libor rate plus 2.75%. The Company also refinanced its mortgage note with its lender on the same date without changing the maturity date of May 23, 1999, but lowering its interest rate to a fixed rate of 8.50% from the floating rate of 9.25% as of the closing date for the remainder of the original five year term.

The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through June 30, 1997.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, competition, the risk of obsolescence of its products, the ultimate outcome of the Amtel bankruptcy proceeding, and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

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

         The Company has reached an agreement in principle with Amtel with respect to the treatment of the Company's claims in the bankruptcy case. That agreement in principle provides that the Company would receive in satisfaction of all claims by the Company against Amtel and by Amtel against the Company $1.7 million in cash plus all of the payphones (approximately 1,350) and related equipment currently in the Company's possession and being warehoused by the Company pursuant to a prior Bankruptcy Court order. There can be no assurance that this agreement in principle with respect to the treatment of the Company's claims will be implemented. This settlement between the Company and Amtel is subject to the approval of the Bankruptcy Court. Bankruptcy Court approval of such settlement is expected to be sought in advance of and independent of any plan of reorganization.

         Amtel is in the process of preparing an amended disclosure statement that accurately reflects the terms of its agreement in principle with the Company. Since the reorganization plan involving Pacific Coin has been abandoned, the only reorganization plan presently proposed involves PhoneTel's purchase of Amtel's pay phone assets and business for approximately $13 million, payable $7 million in cash and $6 million in publicly tradeable shares of PhoneTel stock. Amtel has filed a motion to sell, outside of a plan of reorganization, substantially all of Amtel's payphone assets to PhoneTel. In order to protect the Company's security interest in the payphones to be sold to PhoneTel, the Company intends to conditionally oppose that sale motion until the Bankruptcy Court approves the settlement between the Company and Amtel (or the Company's liens on the payphones are transferred to the cash portion of the sale proceeds.) A hearing on the motion to sell those assets is scheduled for August 29, 1996.

         In re ACI-HDT Supply Company, debtor and related cases. Nogah Bethlahmy, et al plaintiffs v. Randy S. Kuhlmann, et al. defendants. Adversary Proceeding No. 95-90809 in the United States Bankruptcy Court, Southern District of California.

         As previously reported, this putative class action was filed in the Superior Court of the State of California for the County of San Diego ("State Court") alleging that Amtel conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in Amtel by operating a Ponzi scheme.

         The Company has offered to settle this class action case by taking $300,000 of the $1.7 million to be received by the Company in connection with the settlement of its claims in the Amtel bankruptcy case and depositing that amount in an interest bearing account.
         That account would be available for the benefit of the Amtel lessor/investors who, as a class, vote by at least 80 percent in amount of outstanding interests to accept such $300,000 payment in full and complete satisfaction of any claims they may have against the Company, including those asserted in the class action. If less than 80 percent of the Amtel lessor/investors vote as a class to give the Company full and complete releases in exchange for the $300,000 plus accrued interest, the Company may elect either (i) to proceed with the settlement with those who have elected to accept the settlement or (ii) to receive immediately free of any claims the $300,000 plus accrued interest thereon. Those members of the class who do not settle with the Company can proceed against the Company in the class action.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              None

         (b)  Reports on Form 8-K:

              None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Elcotel, Inc.
                                               ----------------------
                                               (Registrant)


Date:  August 14, 1996                By:      /s/ Ronald M. Tobin
                                               ----------------------
                                               Ronald M. Tobin

                                               Vice President
                                               (Principal Financial Officer
                                               and Chief Accounting Officer)