Form 10-Q
period 1996-09-30
ELCOTEL INC
filed 1996-11-13
CIK 801448

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

Commission File No. 0-15205


                                    ELCOTEL, INC.
                  (Exact name of registrant as specified in its charter)

        Delaware                                                59-2518405
-------------------------------                             -------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X        No
                         -----         -----

The number of shares of the issuer's Common Stock outstanding as of November 1, 1996 was 8,108,144.



                          PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                   September 30,       March 31,
                                        1996             1996
                                     -----------      -----------
                                     (Unaudited)      (See Note)


ASSETS

CURRENT ASSETS
Cash and temporary investments              $9             $232
Accounts receivable, net                 3,040            2,943
Notes receivable, net                    2,615            2,238
Inventories                              2,731            2,800
Refundable income taxes                    226              507
Deferred tax asset                       1,332            1,332
Prepaid exp. and other current assets      393              175
                                       -------          -------
    TOTAL CURRENT ASSETS                10,346           10,227

Property, plant and equipment, net       3,128            3,103
Notes receivable, noncurrent               879              646
Deferred tax asset                         782              782
Other assets                               181              171
                                       -------          -------
                                       $15,316          $14,929
                                       =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses   $2,102           $2,164
Line of credit                           1,180              965
Current portion of long-term debt          477              810
                                       -------          -------
    TOTAL CURRENT LIABILITIES            3,759            3,939
                                       -------          -------
LONG TERM DEBT, less current portion       332              432
                                       -------          -------
SHAREHOLDERS' EQUITY:
  Common Stock                              82               81
  Additional paid-in capital            10,863           10,720
  Retained earnings/(deficit)              457              (66)
  Less treasury stock                     (177)            (177)
                                       -------          -------
                                        11,225           10,558
                                       -------          -------
                                       $15,316          $14,929
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

                                   1

                  See Notes to Condensed Consolidated Financial Statements



                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                  Three Months Ended  Six Months Ended
                                     September 30,       September 30,
                                  ------------------ -------------------
                                    1996      1995      1996      1995
                                   ------    ------    ------    ------
NET SALES                          $6,101    $5,484   $11,652   $11,304
                                   ------    ------   -------   -------
COSTS AND EXPENSES:
    Cost of sales                   3,781     3,260     7,035     6,582
    Research and development          695       543     1,240     1,064
    Selling, general and
      administrative                1,168     1,597     2,648     3,144
                                   ------    ------   -------   -------
TOTAL COSTS AND EXPENSES            5,644     5,400    10,923    10,790
                                   ------    ------   -------   -------
PROFIT FROM OPERATIONS                457        84       729       514

INTEREST INCOME, net                   46        43        76       188
                                   ------    ------   -------   -------
PROFIT BEFORE INCOME TAXES            503       127       805       702

INCOME TAX PROVISION                  177        44       282       246
                                   ------    ------   -------   -------
NET PROFIT                           $326       $83      $523      $456
                                   ======    ======   =======   =======
NET PROFIT PER COMMON AND COMMON
    EQUIVALENT SHARE                $0.04     $0.01     $0.06     $0.06
                                   ======    ======   =======   =======
WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING              8,310     8,226     8,294     8,219
                                   ======    ======   =======   =======











                                  2


              See Notes to Condensed Consolidated Financial Statements


                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                               (in thousands)

                                (Unaudited)


                                                 Six Months Ended
                                                   September 30,

                                                1996              1995
                                               ------            ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit                                    $523              $456
  Adjustments to reconcile net profit
    to net cash provided from operations:
      Depreciation and amortization              185               167
      Provision for doubtful accounts           (333)               75


  Change in operating assets and liabilities:
    Accounts receivable                          282            (1,807)
    Notes receivable                            (657)              597
    Inventories                                   69              (746)
    Prepaid expenses and other
      current assets                            (218)              116
    Accounts payable and accrued expenses        220                58
    Other, net                                   (10)              (15)
                                               ------            ------
      Net cash flow (used in)/provided from
        operations                                61            (1,099)
                                               ------            ------



CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment    (210)             (142)
                                               ------            ------
      Net cash flow used in investing
        activities                              (210)             (142)
                                               ------            ------









                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                               (in thousands)

                                (Unaudited)

                                (continued)


                                                 Six Months Ended
                                                   September 30,
                                                1996              1995
                                               ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments)/proceeds related to
    short-term borrowings                        215               (20)
  Payments on long-term debt                    (433)              826
  Issuance of common stock                       144               185
                                               ------            ------
    Net cash flow used in
      financing activities                       (74)              991
                                               ------            ------
    Net decrease in cash and
       temporary investments                    (223)             (250)

    Cash and temporary investments at
      beginning of year                          232               366
                                               ------            ------
    Cash and temporary investments at
      end of quarter                              $9              $116
                                              ======            ======
ADDITIONAL CASH FLOW INFORMATION:
  Cash Paid During the period for:
    Interest                                     $37               $59
    Income taxes                                   -               212
















                                       4

                  See Notes to Condensed Consolidated Financial Statements


<PAGE)


                  ELCOTEL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except for share amounts)

                             (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of September 30, 1996, and the consolidated statements of operations for the three and six month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the six month periods ended September 30, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996. The results of operations for the six month period ended September 30, 1996, are not necessarily indicative of the results for the full fiscal year.


NOTE B.  INVENTORIES:

     Inventories by stage of completion are as follows:

                                            September 30,       March 31,
                                                1996              1996
                                            --------------    -------------
       Finished products                          $ 493          $ 470
       Work-in-process                              374            240
       Purchased components                       1,864          2,089
                                                 ------         ------
                                                 $2,731         $2,800
                                                 ======         ======

NOTE C.  SHAREHOLDERS' EQUITY:

During the six-month period ended September 30, 1996, shareholders' equity increased as a result of a net profit of $523, and employee and director exercises of stock options at prices between $.75 per share and $3.50 per share for a total of $144.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.
            -----------------------------------------------

Results of Operations
---------------------
(Dollars in thousands)

Quarter ended September 30, 1996, compared to the quarter ended
September 30, 1995:

Net sales for the quarter ended September 30, 1996 ("second quarter 1997"), increased from $5,484 for the quarter ended September 30, 1995 ("second quarter 1996") to $6,101, an increase of $617, or approximately 11%, principally as a result of an increase in sales of complete payphones of approximately 22% offset by a decrease in sales of electronic assemblies of approximately 18%. Unit sales of complete payphones increased by approximately 31% and unit sales of electronic assemblies decreased by approximately 5%. Average selling prices of payphones in the quarter were approximately 7% lower than in the same quarter last year due to discounts given to customers for competitive reasons, while average selling prices of electronic assemblies were approximately 14% lower than last year due to trade in credits given to customers who upgraded older electronic assemblies, that they previously purchased from either the Company or other manufacturers, for the Company's current models.

Cost of sales as a percentage of net sales increased from 59% for the second quarter 1996 to 62% for the second quarter 1997, principally as a result of higher sales of complete payphones than electronic assemblies as compared with last year. The Company realizes higher prices but lower margins on sales of complete payphones than on electronic assembly products because the cabinets included with the Company's complete payphones are a significant portion of the total cost of the telephone but are priced only nominally above cost.

Research and development costs increased by $152, or approximately 28%, from $543 in the second quarter 1996 to $695 in the second quarter 1997 due to the hiring of additional development staff partially offset by a reduction in the use of outside contractors. Selling, general and administrative expenses decreased by $429, or approximately 27%, from $1,597 in the second quarter 1996 to $1,168 in the second quarter 1997 principally as a result of a reduction in the Company's provision for doubtful accounts due to cash collection or product return of previously reserved amounts as well as improved aging of current accounts, partially offset by an increase in legal fees and international travel expense, as compared with the second quarter 1996. Interest income decreased by $21, or approximately 20%, from $105 in the second quarter 1996 to $84 in the second quarter 1997 due to a decrease in the Company's note receivable
portfolio.   Interest expense decreased by $24, or approximately 39%,
from $62 in the second quarter 1996 to $38 in the second quarter 1997 due to decreased borrowings under the Company's line of credit facility with its bank.

Six months ended September 30, 1996, compared to the six months ended September 30, 1995:

Net sales for the six months ended September 30, 1996 ("six-months 1997"), increased from $11,304 for the six months ended September 30, 1995 ("six-months 1996") to $11,652, an increase of $348, or approximately 3%, principally as a result of an increase in sales of complete payphones of approximately 8% offset by a decrease in sales of electronic assemblies of approximately 2%. Unit sales of complete payphones increased by approximately 17% while unit sales of electronic assemblies were at the same level as during the six-months 1996. Average selling prices of payphones during the six-months 1997 were approximately 8% lower than during the six-months 1996 due to discounts given to customers for competitive reasons, while average selling prices of electronic assemblies were approximately 3% lower than last year due to trade in credits given to customers who upgraded older electronic assemblies, that they previously purchased from either the Company or other manufacturers, for the Company's current models.

Cost of sales as a percentage of net sales increased from 58% for the six-months 1996 to 60% for the six-months 1997, principally as a result of higher sales of complete payphones than electronic assemblies as compared with last year. The Company realizes higher prices but lower margins on sales of complete payphones than on electronic assembly products because the cabinets included with the Company's complete payphones are a significant portion of the total cost of the telephone but are priced only nominally above cost.

Research and development costs increased by $176, or approximately 17%, from $1,064 in the six-months 1996 to $1,240 in the six-months 1997 due to the hiring of additional development staff partially offset by a reduction in the use of outside contractors. Selling, general and administrative expenses decreased by $496, or approximately 16%, from $3,144 in the six-months 1996 to $2,648 in the six-months 1997 principally as a result of a reduction in the Company's provision for doubtful accounts due to cash collection or product return of previously reserved amounts as well as improved aging of current accounts during the six-months 1997 and reduced sales commission expense, partially offset by an increase in legal fees as compared with the six-months 1996. Interest income decreased by $134, or approximately 46%, from $290 in the six-months 1996 to $156 in six-months 1997 due to a decrease in the Company's note
receivable portfolio.   Interest expense decreased by $22, or
approximately 22%, from $102 in the six-months 1996 to $80 in the six-months 1997 due to decreased borrowings under the Company's line of credit facility with its bank.

Liquidity and Capital Resources
-------------------------------
(Dollars in thousands)

The Company's current assets increased by $119, or approximately 1%, from $10,227 at March 31, 1996 to $10,346 at September 30, 1996,
predominantly from an increase in accounts receivable of $97, an increase of $377 in notes receivable and an increase of $218 in prepaid expenses, partially offset by a reduction in cash of $223, a decrease in inventory of $69 and a decrease in refundable income taxes of $281. Current liabilities decreased by $180, or approximately 5%, from $3,939 at March 31, 1996 to $3,759 at September 30, 1996 predominantly from a reduction in the current portion of long term debt and a decrease in accounts payable and accrued expenses partially offset by an increase in the amount owed under the Company's line of credit with its lender.

Since August 31, 1995 the Company has had a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at the bank's floating 30 day libor rate plus 2.75%.
The Company borrows against and repays the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1997 ranging from $410 to $1,185. The line of credit was renewed effective August 28, 1996 and the Company believes its lender will renew the line of credit when it matures on August 31, 1997.

In addition, on August 31, 1995, the Company borrowed $1,000 from the same lender for an eighteen month term with interest at the bank's floating 30 day libor rate plus 2.75%. The Company also refinanced its mortgage note with its lender on the same date without changing the maturity date of May 23, 1999, but lowering its interest rate to a fixed rate of 8.50% from the floating rate of 9.25% as of the closing date, for the remainder of the original five year term.

The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through September 30, 1997.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, competition, the risk of obsolescence of its products, the ultimate outcome of the class action lawsuit, and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1.     Legal Proceedings
            ------------------

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

       In late 1994 and early 1995, the Company had sold Amtel on credit approximately 3,500 pay phones and related equipment. To secure Amtel's obligations to pay the Company for the pay phones and related equipment pursuant to five promissory notes, Amtel granted the Company a security interest in pay phones sold to Amtel and collateral assignments of agreements between Amtel and the owners of certain sites where those pay phones had been or were to be installed. The Company filed a proof of claim in the bankruptcy proceeding as a secured creditor in the amount of approximately $3,520,900 plus additional interest and attorneys' fees and a proof of claim as an unsecured creditor in the amount of approximately $54,650.

       On August 29, 1996, the Bankruptcy Court approved the sale of Amtel's pay phone assets and business to PhoneTel Technologies, Inc. in accordance with the terms described in Item 1, Legal Proceedings of Part II of the Company's Form 10-Q for the quarter ended June 30, 1996.

       Pursuant to an order entered October 10, 1996, the Bankruptcy Court approved the settlement agreement between the Company and Amtel regarding the treatment of the Company's claims against Amtel. Pursuant to that settlement agreement, the Company was allowed a fully secured claim in all of its collateral and received in satisfaction of its claim payment of $1.7 million and the transfer to the Company of certain pay phones (approximately 1,350) and related equipment in the Company's possession and being warehoused by the Company pursuant to a prior Bankruptcy Court order. The Company and Amtel also exchanged mutual releases of all other claims subject to certain exceptions. On October 30, 1996, the Company received a check for $1.7 million from Amtel and Amtel released its interest in the warehoused pay phones and equipment.

       In re ACI-HDT Supply Company, debtor and related cases.
Nogah Bethlahmy, et al plaintiffs v. Randy S. Kuhlmann, et al.
defendants. Adversary Proceeding No. 95-90809 in the United States Bankruptcy Court, Southern District of California.

       As previously reported, this putative class action was filed in the Superior Court of the State of California for the County of San Diego ("State Court") alleging that Amtel conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in Amtel by operating a Ponzi scheme. See Item 3, Legal Proceedings of Part I of the Company's Form 10-KSB for the fiscal year ended March 31, 1996 for a more complete description of this class action litigation.

       In October, 1996 the Bankruptcy Court dismissed the first three causes of action in the second amended complaint, which were premised upon alleged violations of the California Unfair Business Practices Act, denied the motion to dismiss the fourth and fifth causes of action against the Company for alleged fraud and conspiracy and granted in part the motion to dismiss the seventh and eighth causes of action against the Company relating to purchases and sales of unregistered securities but denied the motion to the extent that it was limited solely to claims of alleged willful participation with a party to induce the purchase of unregistered securities.

       The Bankruptcy Court's hearing on the plaintiffs' motion for class certification and authorization of contingent fee arrangement has been postponed until November 21, 1996. In view of this motion practice, the Company has not yet answered the complaint but discovery in the litigation is continuing.

       The settlement proposal described in Item 1, Legal Proceedings of
Part II of the Company's Form 10-Q for the quarter ended June 30, 1996 was not accepted by the necessary 80 percent of the lessor/investors. As as result the Company retained the $300,000 of the $1.7 million settlement payment in the Amtel bankruptcy case.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits:

                 Exhibits are listed in the Index to Exhibits on page E-1.

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


                                               Elcotel, Inc.
                                               ----------------------
                                               (Registrant)


Date:  November 13, 1996                By:    /s/ Ronald M. Tobin
                                               ----------------------
                                               Ronald M. Tobin

                                               Vice President
                                               (Principal Financial Officer
                                               and Chief Accounting Officer)

                            INDEX TO EXHIBITS

Exhibit                                         Incorporated by          Page
Number    Description                             Reference to            No.
-------   -----------                           ---------------          ----

10.1      Second Amendment to Loan Agreement
          and Third Amendment to
          Collateral Assignment and
          Security Agreement between Elcotel, Inc.
          and NationsBank, N.A. (South)
          effective August 28, 1996.            Included in this report.

10.2      Renewal Promissory Note between
          Elcotel, Inc. and NationsBank, N.A.
          (South) effective August 28, 1996.    Included in this report.