Form 10-Q
period 1996-12-31
ELCOTEL INC
filed 1997-02-13
CIK 801448

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.

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

The number of shares of the issuer's Common Stock outstanding as of February 3, 1997 was 8,167,676.



                          PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                    December 31,       March 31,
                                        1996             1996
                                     -----------      -----------
                                     (Unaudited)      (See Note)


ASSETS

CURRENT ASSETS
Cash and temporary investments          $1,046             $232
Accounts receivable, net                 3,525            2,943
Notes receivable, net                    1,244            2,238
Inventories                              3,205            2,800
Refundable income taxes                     -               507
Deferred tax asset                       1,332            1,332
Prepaid exp. and other current assets      254              175
                                       -------          -------
    TOTAL CURRENT ASSETS                10,606           10,227

Property, plant and equipment, net       3,140            3,103
Notes receivable, noncurrent               760              646
Deferred tax asset                         782              782
Other assets                               256              171
                                       -------          -------
                                       $15,544          $14,929
                                       =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses   $3,158           $2,164
Line of credit                              -               965
Current portion of long-term debt          310              810
                                       -------          -------
    TOTAL CURRENT LIABILITIES            3,468            3,939
                                       -------          -------
LONG TERM DEBT, less current portion       282              432
                                       -------          -------
SHAREHOLDERS' EQUITY:
  Common Stock                              82               81
  Additional paid-in capital            10,884           10,720
  Retained earnings/(deficit)            1,005              (66)
  Less treasury stock                     (177)            (177)
                                       -------          -------
                                        11,794           10,558
                                       -------          -------
                                       $15,544          $14,929
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

                                   1

                  See Notes to Condensed Consolidated Financial Statements



                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)

                                  (Unaudited)

                                  Three Months Ended  Nine Months Ended
                                      December 31,       December 31,
                                  ------------------ -------------------
                                    1996      1995      1996      1995
                                   ------    ------    ------    ------
NET SALES                          $7,206    $5,069   $18,858   $16,373
                                   ------    -------  -------   -------
COSTS AND EXPENSES:
    Cost of sales                   4,315     3,259    11,350     9,841
    Research and development          692       587     1,932     1,651
    Selling, general and
      administrative                1,407     1,764     4,055     4,908
                                   ------    -------  -------   -------
TOTAL COSTS AND EXPENSES            6,414     5,610    17,337    16,400
                                   ------    -------  -------   -------
PROFIT/(LOSS) FROM OPERATIONS         792      (541)    1,521       (27)

INTEREST INCOME, net                   51        30       127       218
                                   ------    -------  -------   -------
PROFIT/(LOSS) BEFORE INCOME TAXES     843      (511)    1,648       191

INCOME TAX PROVISION/(BENEFIT)        295      (179)      577        67
                                   ------    -------  -------   -------
NET PROFIT/(LOSS)                    $548     ($332)   $1,071      $124
                                   ======    =======  =======   =======
NET PROFIT/(LOSS) PER COMMON AND
    COMMON EQUIVALENT SHARE         $0.07    ($0.04)    $0.13     $0.02
                                   ======    =======  =======   =======
WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING              8,348     8,280     8,312     8,239
                                   ======    ======   =======   =======











                                  2


              See Notes to Condensed Consolidated Financial Statements


                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                               (in thousands)

                                (Unaudited)


                                                Nine Months Ended
                                                   September 30,

                                                1996              1995
                                               ------            ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit                                  $1,071              $124
  Adjustments to reconcile net profit
    to net cash provided from operations:
      Depreciation and amortization              285               251
      Provision for doubtful accounts           (546)              357


  Change in operating assets and liabilities:
    Accounts receivable                          (36)           (1,690)
    Notes receivable                             879             2,019
    Inventories                                 (405)             (749)
    Prepaid expenses and other
      current assets                             125               181
    Accounts payable and accrued expenses      1,299              (869)
    Other, net                                   (86)              (53)
                                               ------            ------
      Net cash flow (used in)/provided from
        operations                             2,586              (429)
                                               ------            ------



CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment    (322)             (216)
                                               ------            ------
      Net cash flow used in investing
        activities                              (322)             (216)
                                               ------            ------









                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                               (in thousands)

                                (Unaudited)

                                (continued)



                                                Nine Months Ended
                                                  December 31,

                                                1996              1995
                                               ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments related to
    short-term borrowings                       (965)             (470)
  Borrowings/(payments) on long-term debt       (650)              609
  Issuance of common stock                       165               240
                                               ------            ------
    Net cash flow used in
      financing activities                    (1,450)              379
                                               ------            ------
    Net increase/(decrease) in cash and
       temporary investments                     814              (266)

    Cash and temporary investments at
      beginning of year                          232               366
                                               ------            ------
    Cash and temporary investments at
      end of quarter                          $1,046              $100

                                               ======            ======
ADDITIONAL CASH FLOW INFORMATION:
  Cash Paid/(Refunded) During the period for:
    Interest                                    $107              $113
    Income taxes                                (509)              212
















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


                    ELCOTEL, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except for share amounts)

                             (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of December 31, 1996, and the consolidated statements of operations for the three and nine month periods ended December 31, 1996 and 1995, and the consolidated statements of cash flows for the nine month periods ended December 31, 1996 and 1995, have been prepared by the Company, without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December
31, 1996, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996. The results of operations for the nine month period ended December 31, 1996, are not necessarily indicative of the results for the full fiscal year.


NOTE B.  INVENTORIES:

     Inventories by stage of completion are as follows:

                                            December 31,     March 31,
                                                1996           1996
                                              --------       --------
            Finished products                  $ 896          $ 470
            Work-in-process                      247            240
            Purchased components               2,062          2,089
                                              ------         ------
                                              $3,205         $2,800
                                              ======         ======

NOTE C.  SHAREHOLDERS' EQUITY:

During the nine-month period ended December 31, 1996, shareholders' equity increased as a result of a net profit of $1,071, and employee and director exercises of stock options at prices between $.75 per share and $3.50 per share for a total of $165.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.
            ----------------------------------------------

Results of Operations
---------------------
(Dollars in thousands)

Quarter ended December 31, 1996, compared to the quarter ended
December 31, 1995:

Net sales for the quarter ended December 31, 1996 ("third quarter 1997"), increased from $5,069 for the quarter ended December 31, 1995 ("third quarter 1996") to $7,206, an increase of $2,137, or approximately 42%, principally as a result of an increase in sales of complete payphones of approximately 57% and an increase in sales of electronic assemblies of approximately 40%. Unit sales of complete payphones increased by approximately 68% and unit sales of electronic assemblies increased by approximately 14%. Average selling prices of payphones in the quarter were approximately 6% lower than in the same quarter last year due to discounts given to customers for competitive reasons, while average selling prices of electronic assemblies were approximately 23% higher than last year due to fewer trade in credits given to customers who upgraded older electronic assemblies, that they previously purchased from either the Company or other manufacturers, for the Company's current models as compared with the same period last year. Sales to international customers accounted for 42% of net sales for the third quarter 1997 and represented a 443% increase as compared with the third quarter 1996.

Cost of sales as a percentage of net sales decreased from 64% for the third quarter 1996 to 60% for the third quarter 1997, principally as a result of higher sales of both complete payphones and electronic assemblies as compared with last year. The Company realizes higher prices but lower margins on sales of complete payphones than on electronic assembly products because the cabinets included with the Company's complete telephones are a significant portion of the total cost of the telephone but are priced only nominally above cost.

Research and development costs increased by $105, or approximately 18%, from $587 in the third quarter 1996 to $692 in the third quarter 1997 due to the hiring of additional development staff partially offset by a reduction in the use of outside contractors. Selling, general and administrative expenses decreased by $357, or approximately 20%, from $1,764 in the third quarter 1996 to $1,407 in the third quarter 1997 principally as a result of a reduction in the Company's provision for doubtful accounts due to cash collection or product return of previously reserved amounts as well as improved aging of current accounts during the third quarter 1997, partially offset by an increase in sales commission expenses and international travel expense, as compared with the third quarter 1996. Interest income decreased by $7, or approximately 8%, from $85 in the third quarter 1996 to $78 in the third quarter 1997 due to a decrease in the Company's note receivable portfolio. Interest expense decreased by $28, or approximately 51%, from $55 in the third quarter 1996 to $27 in the third quarter 1997 due to decreased borrowings under the Company's line of credit facility with its bank.

Nine months ended December 31, 1996, compared to the nine months ended December 31, 1995:

Net sales for the nine months ended December 31, 1996 ("nine-months 1997"), increased from $16,373 for the nine months ended December 31, 1995 ("nine-months 1996") to $18,858, an increase of $2,485, or approximately 15%, principally as a result of an increase in sales of complete payphones of approximately 24% and an increase in sales of electronic assemblies of approximately 10%. Unit sales of complete payphones increased by approximately 34% and unit sales of electronic assemblies increased by approximately 5% during the nine-months 1996. Average selling prices of payphones during the nine-months 1997 were approximately 7% lower than during the nine-months 1996 due to discounts given to customers for competitive reasons, while average selling prices of electronic assemblies were approximately 5% higher than last year due to fewer trade in credits given to customers who upgraded older electronic assemblies, that they previously purchased from either the Company or other manufacturers, for the Company's current models as compared with the same period last year. Sales to international customers accounted for 30% of net sales for the nine-months 1997 and represented a 472% increase as compared with the nine-months 1996.

Cost of sales as a percentage of net sales was 60% for the nine-months 1997 which percentage is unchanged as compared to the nine-months 1996.

Research and development costs increased by $281, or approximately
17%, from $1,651 in the nine-months 1996 to $1,932 in the nine-months
1997 due to the hiring of additional development staff partially offset by a reduction in the use of outside contractors. Selling, general and administrative expenses decreased by $853, or approximately 17%, from $4,908 in the nine-months 1996 to $4,055 in the nine-months 1997 principally as a result of a reduction in the Company's provision for doubtful accounts due to cash collection or product return of previously reserved amounts as well as improved aging of current accounts during the nine-months 1997, partially offset by an increase in sales commission expense as compared with the nine-months 1996. Interest income decreased by $140, or approximately 37%, from $375 in the nine-months 1996 to $235 in nine-months 1997 due to a decrease in the Company's note receivable portfolio. Interest expense decreased by $49, or approximately 31%, from $157 in the nine-months 1996 to $108 in the nine-months 1997 due to decreased borrowings under the Company's line of credit facility with its bank.

Liquidity and Capital Resources
-------------------------------
(Dollars in thousands)

The Company's current assets increased by $379, or approximately 4%, from $10,227 at March 31, 1996 to $10,606 at December 31, 1996,
predominantly from an increase in accounts receivable of $582 and an increase in cash of $814, partially offset by a reduction in notes receivable of $994. Current liabilities decreased by $471, or approximately 12%, from $3,939 at March 31, 1996 to $3,468 at December 31, 1996 predominantly from a reduction in the current portion of long term debt and a reduction in the amount owed under the Company's line of credit with its bank, partially offset by an increase in accounts payable and accrued expenses.

Since August 31, 1995 the Company has had a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at the bank's floating 30 day libor rate plus 2.75%.
The Company borrows against and repays the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1997 ranging from zero to $1,270. The line of credit was renewed effective August 28, 1996 and the Company believes its lender will renew the line of credit when it matures on August 31, 1997.

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

The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through December 31, 1997.

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

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 1.     Legal Proceedings
            -----------------

            In re ACI-HDT Supply Company, debtor and related cases. Nogah Bethlahmy, et al., plaintiffs v. Randy S. Kuhlmann, et al., defendants. Adversary Proceeding No. 95-90809 in the United States Bankruptcy Court, Southern District of California.

            As previously reported, this putative class action was filed in the Superior Court of the State of California for the County of San Diego ("State Court") alleging that Amtel conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in Amtel by operating a Ponzi scheme. See Item 3, Legal Proceedings of Part I of the Company's Form 10-KSB for the fiscal year ended March 31, 1996, and Item I, Legal Proceedings of Part II of the Company's Form 10-Q for the fiscal quarter ended September 30, 1996.

          On January 24, 1997, the Bankruptcy Appellate Panel ruled that this litigation should be remanded to State Court, and it is expected that the case will shortly be returned to State Court. Thereafter, the Company will be required to answer the second amended complaint and the plaintiffs' motion for class certification and authorization of contingent fee arrangement, presently pending in Bankruptcy Court, will be rescheduled for hearing in State Court. Discovery in the litigation is continuing.


Item 4.     Submission of Matters to a Vote of Security Holders
            ----------------------------------------------------

            On October 15, 1996, the Company held its Annual Meeting of Shareholders (the "Meeting"). The matters voted upon at the Meeting were the election of directors, a proposal to amend the 1991 Stock Option Plan and ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending March 31, 1997.

            At the Meeting, the Shareholders were asked to elect seven directors with each director to serve until the next annual meeting of shareholders or until the election and qualification of a respective successor. All of the nominees for director recommended by the Board of Directors were elected and the results of the voting were as follows:

                                                        Votes
                   Name                  Votes For      Against   Abstentions
            -----------------            ---------     --------   -----------
            Tracey L. Gray               7,655,300       56,316        0
            C. Shelton James             7,656,200       55,416        0
            Dwight Jasmann               7,655,800       55,816        0
            Charles H. Moore             7,656,200       55,416        0
            Thomas E. Patton             7,655,800       55,816        0
            T. Raymond Suplee            7,656,200       55,416        0
            Thomas R. Wiltse             7,656,200       55,416        0

            At the Meeting, the shareholders were asked to act upon a proposal to amend the 1991 Stock Option Plan to, among other things, increase the number of shares by 500,000. The outcome of the voting was:
4,392,959 For; 321,881 Against; 20,861 Abstentions; and 2,975,915 broker non-votes.

            At the Meeting, the shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending March 31, 1997, and the outcome of the voting was:
7,690,026 For; 13,175 Against; and 8,415 Abstentions.

            There were no broker non-votes in connection with any of the matters other than for the amendment to the 1991 Stock Option Plan.

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


                                           Elcotel, Inc.
                                           ----------------------
                                           (Registrant)

Date: February 13, 1997               By:  /s/ Ronald M. Tobin
                                           ----------------------
                                           Ronald M. Tobin

                                           Vice President
                                           (Principal Financial Officer
                                           and Chief Accounting Officer)