Form 10-K
period 1997-03-31
ELCOTEL INC
filed 1997-06-30
CIK 801448

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

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

                 6428 Parkland Drive, Sarasota, Florida 34243
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (941) 758-0389
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                                Title of Class
                                --------------

                         Common Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No
                                  ----         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [    ]

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 16, 1997, computed by reference to the price at which the registrant's Common Stock, as quoted by the National Market System of NASDAQ, was sold on such date, was approximately $33,741,000. Shares of Common Stock held be each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding as of June 16, 1997 was 8,182,216.

                            PART I
                            ------

  Item 1.  Description of Business
  ---------------------------------

  Elcotel, Inc. (the "Company") has been in the public telecommunications
  industry since its founding in 1985.   The Company has been recognized as
  a leader in the development and sale of microprocessor smart phone products domestically. The Company believes it is well positioned to continue as a leading supplier to an industry that is experiencing significant change and growth as a result of regulatory policies aimed at stimulating competition world wide. This growth is being aided by improving technology in wireless communications and smart card chip technology. The Company's products are sold to domestic private operators and regulated telephone companies and to international telephone companies and private operators.

  The Company designs, develops, manufactures and markets micro-processor based public communication products and software which provide services over both domestic and international wireline and wireless (cellular) telephone networks. The principal products of the Company are coin and card operated intelligent payphones and management systems to support payphone operators. The Company markets intelligent prepaid card systems internationally in support of its payphone card applications. When the Company's products are combined with personal computer (PC) based payphone management systems, they perform substantially the same functions as payphones controlled by the central offices of regulated telephone operating companies, hereinafter referred to as Local Exchange Carriers or "LECs".

  The markets for the Company's products are both domestic and international private payphone operators and regulated telephone companies providing public communications services. The Company is one of the leaders in sales of microprocessor-based payphone products to domestic private payphone operators. The Company's payphones support coin, credit card and debit card applications and are controlled internally by a microprocessor, memory chips, and other electronic components which automate the call management functions performed by the payphone. The microprocessor units provide the capability to reconfigure the operational functions of the payphones via PC controlled remote access. This PC control capability provides the operator with a variety of management reports in order to manage its payphone operations.

  The Company's current development efforts are aimed at expanding the product line to address both domestic and international markets using wireline and wireless capability. The applications to be supported by these products include commercial credit and debit card payment processes, service management enhancements, and retrofit upgrades for the aging installed base of payphones being operated by the LECs and international telephone companies. The Company is also developing for international applications a network-based prepaid card system for prepaid card applications and expanding the card technology capabilities of its products.

  The Company believes that the regulated telephone companies will have to restructure their payphone operations as a result of the Telecommunications Act of 1996 (the "1996 Act"), since the 1996 Act prevents Bell operating companies from discriminating between their pay telephones and private pay telephones. The Company believes this restructuring will motivate the regulated telephone companies to upgrade their payphone operations, which will cause them to acquire technology similar to that used by private payphone operators and otherwise look for ways to become more competitive. The Company believes it can offer the regulated telephone companies products that they may find more suited to the changing public communications market and to help them become more competitive.

  As as result of the 1996 Act, the FCC mandated compensation be paid to payphone providers for the large volume of access code calls (such as
  10ATT or 1 800-CALLATT) and debit card calls and the previously uncompensated interstate and intrastate subscriber 800 calls ("dial-around calls").
  From November 1996 until November 1997, this compensation for dial-around calls was fixed at the flat rate of $45.85 per payphone per month. After
  November 1997, this compensation will change to a   fixed charge per
  dial-around call of $0.35. The Company believes that this change may increase the demand by private payphone operators for additional payphones.

  The Company has expanded its presence in international markets and realized a 424% increase in sales to international customers in the fiscal year ended March 31, 1997 over the previous year. International revenues represented approximately 30% of the Company's total revenues for the 1997 fiscal year and established a base of international customers for additional sales opportunities. The Company will continue its international development efforts as it addresses the growth opportunities presented by international markets. The Company estimates that international markets may represent sales opportunities approximating $2 billion over the next three years.

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

  PRODUCTS

  Payphones
  ---------

  The Company's intelligent payphones operate as integral self-standing units of a public communications system and internally process the functions associated with processing, call rating and collecting data for future use in accounting and coin management functions. By contrast, when a call is initiated at older style payphones (typically owned by LECs), the call is processed through a remote central office system maintained by the LEC. The older style payphone requires that the central office communicate with the caller, if necessary, and controls the payphone by external means.

  The Company's payphones operate by means of electronic assemblies of integrated circuits and other components located within the telephone cabinet. The processing of all telephone functions is controlled by a microprocessor "chip" which utilizes the Company's copyrighted software operating system. The Company's payphones communicate with a caller by digitized human voice messages activated by the microprocessor. The Company's payphones have all of the usual features of LEC coin and credit card reading telephones, as well as several additional features available through microprocessor control.

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

  The Company's payphones contain call rating software in memory which stores the local, intrastate and interstate rates for coin sent-paid calls between exchanges throughout the United States or international locations where the Company's payphones are sold. The maximum rates which operators of privately-owned payphones can charge for local and intrastate calls are regulated by the various state public service commissions. See "Regulation". The Company maintains and updates on a current basis at its corporate offices a proprietary data base of all local, intrastate and interstate rates. The Company programs and sells rate center files to be downloaded by the customer to each payphone purchased and put in service. Rates download services are available from the Company. The rate center file (or device) contains the then-current applicable rates for coin calls between the exchange where the payphone is to be located and all other exchanges throughout the United States or in international locations. However, the owner/operator of a payphone is responsible for ensuring that the rates are kept current. Each payphone may also be downloaded with various available options chosen by a customer, such as free calls for emergency numbers, special charges for certain calls, and speed dial numbers. The Company's current models utilize a programmable memory chip (EEPROM) permitting the downloading of rates and option selections from a personal computer, using software and rate center files provided, and periodically updated, by the Company.

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

  The Olympian 5501, which was introduced in fiscal 1995, incorporates a surface mount manufacturing process to reduce cost and, which the Company believes, improves quality and reliability. This product provides an opportunity to address domestic and international markets due to its ability to function with either a standard business line or a LEC coin line, and allows the payphone operators to program the payphone for any one of three operating modes (smart, bright or coin line). The
  Olympian 5501 board utilizes a metallic wrap around chassis to protect against damage to the board.

  The Company's current payphone products consist of:

     Model IPT-9100, Series 5 International line-powered payphone.

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

     Model OCT9520, Card and coin international payphone capable of
       handling     large sized coins.

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

    -  Provide up to seven optional alarms which can be monitored remotely.

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

  Payphone Network Manager ("PNM")
  --------------------------------

  The Payphone Network Manager is a software system designed, developed and sold by the Company for installation in personal computers with specified memory and disk capacity. The system provides the owner/operator of the Company's products the ability to monitor the functional capabilities of the various products, permits the automatic control of the products, and controls the download of program files, rate files, and several other files which are pertinent to the operation of each phone.

  The Company has four versions of the Payphone Network Manager: the Microsoft Windows-based PNM Plus system which contains enhanced features associated with the domestic market; the Microsoft Windows-based PollQuest system, with enhanced features for the international market; and the DOS-based PNM and IPNM Payphone Network Management Systems that support the domestic and international markets, respectively.

  PNM Plus and PollQuest have the ability to support over 10,000 phones, to communicate simultaneously with many payphones, and to provide appropriate reporting. This software is currently operating at various locations in North America, South America, Central America, Asia, Africa, and Europe.

  Rate Center Files
  -----------------

  The Company installs an EEPROM memory device in the payphone and sells the customer rate center files on a diskette which is downloaded to the product after installation, using PNM or which can be downloaded from an
  electronic bulletin board which the Company maintains.   This bulletin
  board system allows the Company's customers to obtain rate center files
  24 hours per day, 7 days per week.

  Service Management Program
  --------------------------

  The Company's Service Management Program helps new or dependent payphone owners handle their routine operations. This program provides software downloads, including rate center files, and generates reports of alarm conditions upon which the customer can then act. The Service Management Program is offered on a monthly subscription basis and customer choices range from a basic offering to a package of services.

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

  The Company purchases all components for its electronic and mechanical assemblies from external suppliers. These suppliers must be approved by the Company's design engineering group and manufacturing operations. Approval is based on quality, delivery, performance and cost. Design engineering attempts to utilize components available from several manufacturers, as well as avoiding single source component restraints. However, occasionally it is necessary to use a single source component and the Company currently has several items in this category. While the Company believes that it could find alternative suppliers for its components, or in the case of single source components, substitute other components for the ones currently used in its electronic assemblies, the Company's operations could be adversely affected until alternative sources or substituted components could be obtained. During fiscal 1998, the Company will purchase for one of its products complete electronic board assemblies from one of its two subcontractors. That subcontractor has entered into agreements with the Company's suppliers and the Company will not be required to purchase individual components for these assemblies. The Company will continue to specify and approve all components and will purchase the completed assemblies from the subcontractor.

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

  The Company routes all electronic assemblies through various automated in-house tests and defect-inducing processes to improve their quality and reliability. After testing, the electronic board assemblies may be installed in and tested as a full payphone and shipped to the customer or packaged separately and shipped for customer installation. The Company's manufacturing and service organizations were ISO 9002 certified in December 1995 and the Company will pursue ISO 9001 certification during fiscal 1998.

  MARKETING

  The markets for the Company's products are both domestic and international public communications services. Domestically, these services and markets represent an annual $6 billion market segment, $400 million of which is in hardware and software sold to the independent payphone operators ("IPPs") and LECs of the type provided by the Company. The Company estimates that international markets may represent sales opportunities approximating $2 billion over the next three years.

  The Company's customers range from operators of small private payphone routes to large nationally recognized LECs. Generally, customers enter into revenue-sharing arrangements with location owners and install the Company's payphones in such locations as convenience stores, city sidewalks and airports. The Company provides its customers with detailed instruction manuals for its products, and offers training in installation and maintenance at its corporate offices, at regional locations or at the customer's designated site. The Company also offers such value-added products and services as network management systems and service management programs to enhance the customer's ability to increase its revenues.

  The Company generally enters into non-exclusive sales agreements with its customers, which include a non-exclusive license to use the Company's proprietary operating system and Payphone Network Management system. All purchase orders from customers are subject to acceptance by the Company. The Company's policy is to grant credit to customers that the Company deems creditworthy. Products are sold by payment in advance for which the Company grants the customer a discount, or, if the customer otherwise qualifies, the Company provides 30 days credit. In addition, the Company provides limited secured financing with terms generally not exceeding 24 months and interest charged at competitive rates.

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

  The locations at which the Company's products are installed may include any business, organization, institution or governmental agency which desires to offer payphone services to customers, employees and visitors. The gross revenue generated by a particular product is dependent upon many variables including location, traffic volume, duration and distance of call, visibility, as well as volume of coinless calls which are charged to telephone company issued calling cards, commercial credit cards, or collect to the destination subscriber's phone for which the owners/operators receive commission or dial-around compensation. The profitability of public communications products also depends upon such other variables as LEC line charges, usage sensitive costs, the maximum rates permitted by state laws, compensation plans approved by the FCC, commissions to location owners, and maintenance and insurance costs.

  In fiscal 1996, the Company entered into an agreement with Lucent Technologies Public Terminals business unit pursuant to which the Company produces and sells to Lucent a private labeled Olympian 5501 payphone using Lucent's payphone housing, along with the Company's Payphone Network Management system which Lucent will incorporate into its payphone systems for its domestic customers. Both companies are marketing their respective products to the Regional Bell Operating Companies.

  Prior to January 1997 Lucent also marketed to its international customers the Company's private label Olympian 5501 payphone. In January 1997, Lucent decided to cease such international business and agreed to assign its customer contracts with respect to such business to the Company for completion of these orders.

  During fiscal 1997, two customers (one of which was Lucent with respect to international customers) accounted for approximately 12% and 12% of the Company's sales, respectively. During fiscal 1996, no customer accounted for 10% or more of the Company's sales.

  The Company is currently pursuing ISO 9001 certification and was ISO 9002 certified in December 1995. The Company believes it may become ISO 9001 certified during fiscal 1998.

  Four of the Company's executive officers, and five full-time sales representatives employed by the Company currently market the Company's products to its customers. Sales representatives are located regionally. The Company advertises its products through trade publications, routinely participates in trade shows and periodically hosts seminars for major account customers at its corporate headquarters and at regional locations. The Company's sales and marketing functions focus on four major markets: regionally based IPP operations; regulated telephone companies; national accounts; and international markets. The Company hosts an annual Customer Conference for all its customers covering such areas as current and future product development, regulatory and industry issues, and customer service. In addition, the Company holds a monthly conference call with selected customers and representatives of the Company, to discuss product and service issues and other matters of mutual concern to both the Company and its customers.

  The Company's domestic equipment sales are affected by seasonal weather conditions throughout the United States which may reduce the sales of payphones for outdoor locations during the winter months in colder climates.

  INTERNATIONAL BUSINESS DEVELOPMENT

  Since the Company first entered the international markets in 1991, there have been many changes in that market. The international initiatives pursued by the Company bore fruit in fiscal 1997 as the Company's international sales increased by 424% over the prior year.

  Many countries around the world have moved in the same direction as the United States following the breakup of its telecommunications monopoly in 1984. Privatization, competition, open foreign investment and new laws and regulations have had a major impact on international markets, resulting in new players and new opportunities for the various segments of the telecommunications market, including public payphones. Developing countries have placed a high priority on expanding telecommunication services and payphones are often a significant part of the capital expansion.

  In order to take advantage of these opportunities, the Company has begun the following international initiatives:

    - Employ individuals with experience in the international telecommunications market.

    - Continue to develop a set of products and services capable of handling the requirements of the international market, such as standard and large coins in a variety of currencies and credit card and debit card products, including intelligent or smart card technology, which are becoming widely used in electronic commerce applications.

    - Develop software and hardware that may allow the Company's products to be adapted to the varying requirements of different countries.

    - Select and develop distribution partnerships and strategic alliances.

  The Company has sold its products to customers in Bolivia, Morocco, Chile, Mexico, Belize, Bermuda, Guatemala, Guam, Canada and the Philippines. The Company's products are currently under evaluation in Poland, Egypt, China, Ukraine, Saudi Arabia, Korea, Spain, England, Ireland, and other countries.

  The Company continues its development efforts on technology for new applications with wireless networks and smart card technology. The Company has introduced a network based prepaid card application designed to work in conjunction with the Company's international card and coin payphone products.

  PRODUCT DEVELOPMENT

  The Company's research and development programs are currently focused on developing new products and product enhancements for the IPP market, the regulated telephone company market and international markets and an enhanced management system for its products. During fiscal 1997, the Company incurred approximately $2,623,000 in Company sponsored research and development costs for payphones, Payphone Network Management systems and other products. Research and development costs were $2,257,000 in fiscal 1996 and $1,758,000 in fiscal 1995.

  The major development efforts in fiscal 1997 included the release and continued modification of the Microsoft Windows-based Payphone Network Management systems (PNM Plus and PollQuest) to address large route operations, the enhancement of the LEC targeted Olympian 5501 payphone and IPP targeted Series 5 payphone. During fiscal 1997, the Company also completed development of and shipped to an international customer the OCT9520, a large capacity coin and card payphone capable of handling large sized coins. This product will be used on a world wide basis in those countries using coinage larger than that used in the United States.

  During fiscal 1998, development efforts will focus on further enhancements to many of the Company's current payphones and network management system. In addition programs for the development of international payphones with modified cabinets were initiated in fiscal 1996 and are expected to be completed in fiscal 1998. During fiscal 1998, the Company anticipates releasing products addressing the regulated telephone company market place and the international wireless market place. These products would provide enhanced card and coin handling capabilities required for these markets.

  BACKLOG

  The amount of the Company's backlog is subject to fluctuation based on the timing of the receipt and completion of orders. The Company calculates its backlog by including only items for which there are purchase orders with firm delivery schedules. At May 31, 1997, the backlog of all products on order from the Company was approximately $2,712,000, compared with a backlog of approximately $2,544,000 one year prior at May 31, 1996. The current backlog is expected to be filled within approximately ninety days.

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

  COMPETITION

  The public communications industry is highly competitive. Prior to 1984, the LECs held a monopoly in the pay telephone industry in the United States, and still continue to have a dominant share of the public communications market. The Company also competes with firms that manufacture and market privately-owned payphones and other products similar to the Company's products. In addition, there are many other firms which have the resources and ability to develop and market products which could compete with the Company's products. Many existing competitors (including the LECs) and potential competitors have financial, management and technical resources substantially greater than those of the Company.

  The four principal competitors currently marketing privately-owned payphones include Protel, TeleServices Group, Nortel and Intellicall. The Company expects possible competition from other competitors and from such competing technologies as debit systems and wireless communications. Some telecommunications companies, already established in the telephone industry with substantial engineering, manufacturing and capital resources, are positioned to enter the public communications market, some of which are foreign manufacturers.

  LECs compete with private payphone operators by making site owner compensation arrangements more attractive for their existing phones thus reducing the site owners' incentive to use private pay telephones. The 1996 Telecommunications Reform Act prohibits Bell operating companies from subsidizing their payphone service directly or indirectly from their telephone exchange service operations or their exchange access operations. As a result, the Company believes Bell operating companies will become more directly competitive with private payphone operators. Accordingly, LECs may initiate programs to retrofit their payphones to improve operational efficiency. The Company may be in a position to manufacture and sell retrofit kits to LECs and offer enhanced service management capabilities with products that are currently in development.

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

  REGULATION

  Products and services offered by the Company and operated by its customers domestically are subject to varying degrees of regulation at both the federal and state levels. There can be no assurances that changes in such regulation, if proposed and adopted, would not have an adverse impact on the operations of the Company and its customers.

  In June 1984, the Federal Communications Commission ("FCC") decided to allow the registration of privately-owned payphones for connection to the telephone network, while permitting the states to adopt their own regulations governing the installation and operation of such payphones for intrastate calls. To date, 49 states and the District of Columbia have authorized the use of privately-owned payphones with various tariff, technical and operational requirements and restrictions. The FCC decision and subsequent state regulations opened the market for privately-owned payphones which was previously available only to the regulated telephone operating companies.

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

  In addition to tariff restrictions, the 49 states and the District of Columbia which currently permit privately-owned payphones have adopted a variety of regulations which vary from state to state, governing technical and operational requirements. These requirements include the following: dialtone-first capability to allow free calls to operator, emergency, information and "800" numbers without a coin deposit; multi-coin capability; calculation of time-of-day and weekend discounts; prohibition of post-call charges; advisement to callers of additional charges for additional time before disconnecting; provisions of certain information statements posted on cabinets; provision of local telephone directories; mandatory acceptance of incoming calls; reduced charges for local calls from certain locations such as hospitals or rest homes; and restrictions as to the location and hours of operation of such payphones.

  The 1996 Act and the FCC, in its Notice of Proposed Rulemaking on
  Section 276 of the 1996 Act, mandates compensation to payphone providers for the large volume of access code calls (such as 10ATT or 1 800-CALLATT) and debit card calls and the previously uncompensated interstate and intrastate subscriber 800 calls. This compensation was fixed at the flat rate of $45.85 per payphone per month during the period from November 1996 until November 1997. After November 1997, this
  ("dial-around calls") will change to a fixed charge of $0.35 per dial-around calls. The FCC also recognized there is a need for a national payphone compensation rate so that consumers would know the charges to expect when they access public payphones.

  The FCC had proposed  in 1996 the requirement that interexchange carriers
  (IXCs) offering operator services through payphones and other aggregator locations must disclose their rates to callers before the call is completed and any charges have been incurred. The FCC had proposed the establishment of benchmarks for charges of operator service providers
  (OSPs), and for any associated aggregator surcharges. The FCC had also proposed a requirement that OSPs that charge, or allow, rates above a predetermined benchmark level to disclose orally those rate to callers before connecting the call.

  Based on a recent informal inquiry made to the FCC by an industry association the FCC may be considering an alternative approach where OSPs provide rate information in response to a caller's request at the time of the call.

  The FCC is expected to issue final rules on these issues during the third calendar quarter of 1997, although there can be no assurance in that regard.

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

  EMPLOYEES

  As of June 4, 1997, the Company employed 147 individuals of which 145 are full-time employees. The Company is not a party to any collective bargaining agreement and believes that its relations with its employees are good.

  Item 2.  Properties
  -------------------

  The Company owns two 24,000 square foot buildings located at 6428 Parkland Drive, Sarasota, Florida. These buildings were constructed in 1987 and 1989, respectively. The two buildings are owned subject to mortgage indebtedness pursuant to a promissory note with a bank.

  The Company utilizes one of the 24,000 square foot buildings for its own operations. The other 24,000 square foot facility is leased to an electronics manufacturer under a lease agreement which expires on January 31, 1998. This agreement provides the Company with average annual lease income of $159,000.

  In addition, the Company leases a 16,000 square foot facility in the same industrial complex for its manufacturing operation under a three year lease which commenced in December 1994. The Company believes that the combination of owned and leased space is adequate for its current needs.

  Item 3.  Legal Proceedings
  --------------------------

  Nogah Bethlahmy, et al. plaintiffs v. Randy S. Kuhlmann, et al. defendants.
  ---------------------------------------------------------------------------
  San Diego Superior Court Case No. 691635.

  As previously reported, this putative class action was filed in the Superior Court of the State of California for the County of San Diego alleging that Amtel Communications, Inc. ("Amtel"), a former customer of the Company that filed for bankruptcy, conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in Amtel by operating a Ponzi scheme. See
  Item 3, Legal Proceedings of Part I of the Company's Form 10-KSB for the fiscal year ended March 31, 1996 and Item I, Legal Proceedings of Part II of the Company's Form 10-Q for the quarter ended September 30, 1996.

  On or about April 11, 1997, the case was remanded to the San Diego
  Superior Court (San Diego Superior Court Case No. 691635). Plaintiffs have filed a motion in state court for leave to file a second amended complaint, which is expected to contain the same allegations as the second amended complaint that was previously filed by plaintiffs in the bankruptcy court. Plaintiffs' motion for class certification is currently scheduled on July 19, 1997. Discovery is still in its initial stages. The Company disputes liability and intends to defend this matter vigorously, although the Company cannot predict the ultimate outcome of this litigation.

  William Polillo, et al. v. Elcotel, Inc.
  ----------------------------------------
  (U.S. District Court for the Northern District of Illinois, No. 96C 2275, filed April 18, 1996).

  William Polillo, Cecilia Polillo and Richard Reno filed this suit against the Company alleging that the Company's pay telephones infringe U.S. Patent No. 4,208,549 for a Coin Surveillance Apparatus. An Amended Complaint was filed against the Company on May 10, 1996. The Company filed an Answer and Counterclaim on May 28, 1996 denying infringement and asserting a counterclaim for a declaratory judgment of noninfringement and invalidity of the patent. On July 2, 1996, the plaintiffs' responded to the Company's counterclaim by denying the claims of noninfringement and invalidity. In May 1997 this case was settled and the case was dismissed with prejudice.

  While the Company is subject to various other legal proceedings arising in the conduct of its business, there are no pending legal proceedings which are material to the business of the Company.

  Item 4.  Submission of Matters to a Vote of Security Holders.
  -------------------------------------------------------------

  None.

                             PART II
                             -------

Item 5.   Market for Registrant's Common Equity and
-------   Related Stockholder Matters.
          -----------------------------------------

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

Period                                  High          Low
------                                  ----         ----

Quarter Ended:

  June 30, 1995                      $  9-1/2      $  3-3/4

  September 30, 1995                   10-1/4         6-3/4

  December 31, 1995                     9             5-1/2

  March 31, 1996                        8-5/8         5

  June 30, 1996                         8             5

  September 30, 1996                    9-1/4         5-1/4

  December 31, 1996                     7-3/4         5-7/8

  March 31, 1997                        8-5/8         6
_______________________________

The approximate number of record holders of shares of the Common Stock of the Company outstanding as of June 16, 1997, was 380.

No cash dividends have been declared or paid on the Company's Common Stock.

Item 6.  Selected Financial Data.
-------  ------------------------

The following selected financial data is qualified in its entirety by reference to the more detailed consolidated financial statements and notes thereto included elsewhere in this report.

                                           Year ended March 31,
                                     -----------------------------

                             1997       1996       1995       1994       1993
                            ------     ------     ------     ------     ------
                                   (In thousands, except per share data)

Net Sales                 $ 26,832   $ 21,462   $ 25,090   $ 20,216   $ 10,622

Cost of Sales             $ 15,883   $ 13,238   $ 14,776   $ 12,232   $  6,561

Profit (Loss) before
  Extraordinary Items     $  1,628  ($  1,291)  $  3,524   $  2,041    $    92

Profit (Loss) before
  Extraordinary Items per
  Common and Common
  Common Equivalent Share $    .20  ($    .16)  $    .45   $    .30    $   .02

Net Profit (Loss)         $  1,628  ($  1,291)  $  3,524   $  4,002    $   123

Net Profit (Loss) per
  Common and Common
  Equivalent Share        $    .20  ($    .16)  $    .45   $    .59    $   .02

Weighted Average Number
  of Common and Common
  Equivalent Shares
  Outstanding                8,316      7,830      7,847      6,823      5,547

Working Capital
  (Deficiency)            $  7,897   $  6,288   $  5,575   $  4,224   ($ 4,812)

Total Assets              $ 15,944   $ 14,929   $ 16,225   $ 10,234    $ 10,911

Long-term Obligations     $    232   $    432   $    782   $    95     $      -

Shareholders' Equity      $ 12,627   $ 10,558   $ 11,091   $ 6,638     $    337

Item 7.   Management's Discussion and Analysis of
-------   Financial Condition and Results of Operations.
          -----------------------------------------------

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------------------------

The statements contained in this Annual Report on Form 10-K which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, competition, the risk of obsolescence of its products, changes in the international business climate, general economic conditions, seasonality, changes in industry practices, the outcome of the Bethlahmy class action lawsuit, and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

Results of Operations.
----------------------
(Dollars in thousands)

Year ended March 31, 1997, compared to year ended March 31, 1996:

Net sales for the year ended March 31, 1997 ("fiscal 1997"), increased to $26,832 from $21,462 for the year ended March 31, 1996 ("fiscal 1996"), an increase of $5,370, or approximately 25%, principally as a result of an increase in sales of complete payphones and electronic assemblies of approximately 39% and 21%, respectively, offset by a decrease in miscellaneous revenues of approximately 8%. Unit sales of complete payphones increased by approximately 40% and unit sales of electronic assemblies increased by approximately 16%. During fiscal 1997, sales to two major customers accounted for approximately 12% and 12% of net sales, respectively. During fiscal 1996, there were no sales to any customer which accounted for 10% of net sales. Average selling prices of payphones during fiscal 1997 were approximately 1% lower than in the preceding fiscal year. Average selling prices of electronic assemblies were approximately 5% higher than in the preceding fiscal year due to fewer trade in credits given to customers who upgraded older electronic assemblies, that they previously purchased from either the Company or other manufacturers, for the Company's current models as compared with fiscal 1996. Sales to international customers accounted for 30% of net sales for fiscal 1997 as compared to 7% for fiscal 1996. This represented a 424% increase in international sales as compared to fiscal 1996. Certain sales to Lucent Technologies, while sold and shipped to Lucent in the United States, are classified by the Company as international for these purposes since these were sales of international payphones. For purposes of determining sales by geographic region in the Notes to Consolidated Financial Statements, these sales are classified as United States sales of international payphones because of their point of delivery.

Cost of sales as a percentage of net sales decreased from 62% to 59% for the comparative fiscal years principally as a result of increased production and favorable manufacturing cost absorption and other favorable variances.

Research and development costs increased by $366, or approximately 16%, from $2,257 in fiscal 1996 to $2,623 in fiscal 1997 principally due to an increase in the number of employees engaged in research and development activities ($505) partially offset by a decrease in the use of consultants on certain development projects ($345). Selling, general and administrative expenses decreased by $132, or approximately 2%, to $6,358 in fiscal 1997 from $6,490 in fiscal 1996 principally as a result of a reduction in the Company's provision for doubtful accounts due to cash collection or product return of previously reserved amounts as well as reduced reserves with respect to current accounts receivable during fiscal 1997, partially offset by an increase in sales and marketing salaries and commission expense, management incentive bonuses and legal fees. Interest income decreased by $92, or approximately 22%, to $324 in fiscal 1997 from $416 in fiscal 1996, principally as a result of a decrease in the Company's note receivable portfolio. Interest expense decreased by $82, or approximately 41%, to $119 in fiscal 1997 from $201 in fiscal 1996 due to decreased borrowings by the Company under its line of credit facility with its bank.

The fiscal 1997 tax expense is comprised of $253 of current tax expense and a deferred tax provision of $623.

During fiscal 1996, one of the Company's customers, to whom the Company had sold approximately 3,500 payphones during fiscal 1995, filed for protection under Chapter 11 of the Bankruptcy Code. On the date of the bankruptcy filing, the Company was owed approximately $3,200. In July 1996, the Company and the debtor reached an agreement in principle with respect to the treatment of the Company's claims under the debtors' plan of reorganization. The agreement in principle resulted in an allowance of approximately $1,602 against the Company's receivable from the debtor. In addition, the Company has incurred approximately $242 in legal and related expenses in connection with its claim against the debtor. The total charge to the Company's financial statements relating to this matter was $1,844 during fiscal 1996. During fiscal 1997, the Company sold the payphones and related equipment which was in the Company's possession and being warehoused by the Company pursuant to a prior Bankruptcy Court order. The amount realized by the Company from this transaction resulted in a $413 recovery in excess of the amount anticipated during fiscal 1996.
In addition, the Company incurred approximately $82 in legal and related expenses in connection with this matter during fiscal 1997. The total credit to the Company's financial statements for this matter was $331 during fiscal 1997.

Year ended March 31, 1996, compared to year ended March 31, 1995:

Net sales for the year ended March 31, 1996 ("fiscal 1996"), decreased to $21,462 from $25,090 for the year ended March 31, 1995 ("fiscal 1995"), a decrease of $3,628, or approximately 15%, principally as a result of a decrease in sales of complete payphones and electronic assemblies of approximately 32% and 1%, respectively, offset by an increase in miscellaneous revenues of approximately 87%. Unit sales of complete payphones decreased by approximately 37% while unit sales of electronic assemblies increased by approximately 27%. There were no sales to any customer which accounted for 10% or more during fiscal 1996. During fiscal 1995, sales to one major customer accounted for approximately 13% of net sales. Average selling prices of payphones during fiscal 1996 were approximately 8% higher than in the preceding fiscal year. Average selling prices of electronic assemblies were approximately 22% lower than in the preceding fiscal year due to continuation of a trade in program which began in the prior fiscal year. The trade in program, which initially began in conjunction with the North American Numbering Plan ("NANP"), was continued for competitive reasons to permit customers to receive a credit for upgrading older electronic assemblies that, either they previously purchased from the Company or other manufacturers, for the Company's current models. Sales to international customers accounted for 7% of net sales for fiscal 1996 as compared to 8% for fiscal 1995. This represented a 20% decrease in international sales as compared to fiscal 1995.

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

The fiscal 1996 tax benefit is comprised of $186 of current tax benefit and a deferred tax benefit or $675. The tax benefit was generated as a result of the current year loss.

During fiscal 1996, one of the Company's customers, to whom the Company had sold approximately 3,500 payphones during fiscal 1995, filed for protection under Chapter 11 of the Bankruptcy Code. On the date of the bankruptcy filing, the Company was owed approximately $3,200. In July 1996, the Company and the debtor reached an agreement in principle with respect to the treatment of the Company's claims under the debtors' plan of reorganization. The agreement in principle resulted in an allowance of approximately $1,602 against the Company's receivable from the debtor. In addition, the Company has incurred approximately $242 in legal and related expenses in connection with its claim against the debtor. The total charge to the Company's financial statements relating to this matter was $1,844 during fiscal 1996.

Effects of Inflation.
---------------------

In general, inflation and changing prices have not had a material impact on the Company's operations.

Effects of New Accounting Standards
-----------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per share. The objective of SFAS 128 is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the earnings per share standards of other countries. This statement will be effective for financial statements for both interim and annual periods ending after December 15, 1997 and is required to be retroactively applied to all periods presented. It is anticipated that SFAS 128 will not have a significant impact on the Company's earnings per share in the periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), Disclosure of Information about Capital Structure. The objective of SFAS 129 is to establish standards for disclosing information about an entity's capital structure. The statement is effective for financial statements for periods ending after December 15, 1997. It is anticipated that SFAS 129 will not have a significant impact on the Company's disclosures of information about capital structure.

Liquidity and Capital Resources.
--------------------------------
(Dollars in thousands)

The Company recorded an increase in cash of $777 for fiscal 1997 compared to a decrease in cash of $134 for fiscal 1996. During fiscal 1997, $2,813 of cash was provided by operations compared to $108 used by operations during fiscal 1996. This change resulted principally from a net operating profit for fiscal 1997 as compared with a net operating loss in fiscal 1996. During fiscal 1997, net cash of $477 was used in investing activities compared to $253 used during fiscal 1996. During both years, investing activities principally represented additions to property, plant and equipment. During fiscal 1997, net cash of $1,559 was used in financing activities consisting principally of payments against net long and short term borrowings ($1,776) offset by proceeds from employee and director exercises of stock options ($217), compared to $227 provided by financing activities in fiscal 1996, which principally represented long term borrowings and proceeds from the exercise of employee and director stock options offset by payments against long and short term borrowings.

Current assets increased by $755, or approximately 7%, from $10,227 at March 31, 1996 to $10,982 at March 31, 1997, predominantly from a decrease in the Company's deferred tax asset of $640, an increase in accounts receivable of $1,735 and cash of $777 due to the Company's increased sales volume, partially offset by a decrease in the Company's short term notes receivable of $920 and a decrease in refundable income taxes of $412. Long term notes receivable increased by $65, or approximately 10%, to $711 at March 31, 1997 from $646 at March 31, 1996, predominantly from the Company's increased sales volume. The long term portion of the Company's deferred tax asset increased by $17, or approximately 2%, from $782 at March 31, 1996 to $799 at March 31, 1997. Current liabilities decreased by $854, or approximately 22%, from $3,939 at March 31, 1996 to $3,085 at March 31, 1997, predominantly from an increase in accounts payable and accrued expenses of $722 offset by a decrease in short term borrowings under the Company's line of credit with its bank of $965 and a decrease in the current portion of long-term debt of $611. Long-term debt decreased from $432 at March 31, 1996 to $232 at March 31, 1997 due predominantly to payments made against the Company's mortgage note with its lender. Common Stock and Paid-In Capital increased by $441, or approximately 4%, from $10,801 at March 31, 1996 to $11,242 at March 31, 1997 due primarily to exercise of stock options by employees and directors of the Company and compensation costs for stock options granted to non-employee directors.

Since August 31, 1994 the Company has had a $2,000 working capital line of credit collateralized by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at the bank's floating 30 day libor rate plus 2.75%. The Company borrows against and repays the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1997 ranging from zero to $1,270. The Company believes its lender will renew the line of credit when it matures on August 31, 1997.

In addition, on August 31, 1995, the Company borrowed $1,000 from the same lender for an eighteen month term with interest at the bank's floating 30 day libor rate plus 2.75%. That note was paid in full in February 1997. The Company also refinanced its mortgage note with its lender on August 31, 1995. The Company's former mortgage note, in the original principal amount of $1,000, was for a 15 year term with a five year balloon with an interest rate of prime plus one-half percent. The Company had been making its monthly principal payments based upon a five year amortization schedule. By refinancing the note, but not changing the maturity date of May 23, 1999, the Company was able to lower its interest rate to a fixed rate of 8.50% from the floating rate of 9.25% as of the closing date for the remainder of the original five year term.

The Company believes that its current cash and temporary investments and its anticipated cash flow from operations will be sufficient to fund its expected working capital and capital expenditure requirements and its short and long term note obligations through March 31, 1998.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

          Independent Auditors' Report, page F-2.

          Consolidated Balance Sheets as of March 31, 1997 and 1996, pages F-3 and F-4.

          Consolidated Statements of Operations for the years ended March 31, 1997, 1996, and 1995, page F-5.

          Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997, 1996, and 1995, page F-6.

          Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996, and 1995, pages F-7 and F-8.

          Notes to Consolidated Financial Statements, pages F-9 through F-24.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   Financial Disclosure.
          ---------------------------------------------------------------

          None.

                             PART III
                             --------

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

The following table sets forth the names and ages of all directors and executive officers of the Company, as well as positions and offices within the Company.

     Name                     Age       Position
     ---------------------    ---       ---------------------------------

     C. Shelton James          57       Chief Executive Officer and
                                        Chairman of the Board

     Tracey L. Gray            65       President, Chief Operating Officer
                                        and Director

     Dwight Jasmann            61       Director

     Charles H. Moore          67       Director

     Thomas E. Patton          56       Director

     T. Raymond Suplee         50       Director

     Thomas R. Wiltse          73       Director

     Ronald M. Tobin           54       Vice President, Finance
                                        Chief Financial Officer, Secretary
                                             and Treasurer

     Hugh H. Durden            49       Vice President, Domestic Sales

     Eduardo Gandarilla        47       Vice President, International Sales
                                             and Marketing

     Frederick O. Hawkes       51       Vice President, Marketing and
                                             Business Development

     Kenneth W. Noack          59       Vice President, Operations

     Henry W. Swanson          60       Vice President, Engineering
                                             and Development

     __________________________

Mr. James has served as Chief Executive Officer of the Company since May 1991 and has been a director of the Company since December 1990. Mr. James is currently an investor in and business advisor to a number of companies. While he has devoted a substantial amount of time to the Company since May 1991, he has also served as Executive Vice President of Fundamental Management Corporation, an investment management company, since April 1990, and was appointed President of that company in April 1993. He is a member of the boards of Cyberguard Corporation, Concurrent Computer Corporation, NAI Technologies, Fundamental Management Corporation, CSPI and SK Technologies, Inc. From 1980 to 1989, Mr. James had been Executive Vice President of Gould, Inc., a diversified electronics company, and President of Gould's Computer Systems Division.

Mr. Gray has served as President and Chief Operating Officer of the Company since July 1991 and has been a director of the Company since August 1991. From June 1986 until joining the Company, Mr. Gray had been a Vice President of the Government Systems Division, Network Systems Division and Federal Systems Division, respectively, of Sprint in Washington, DC. Prior to that, Mr. Gray served in numerous assignments with AT&T in corporate staff functions and retired as Vice President, Government Systems in 1985. He served as Chief Executive Officer and a member of the board of Access Engineering Corporation from 1985 to 1986. Mr. Gray has served in various positions with industry professional associations.

Mr. Jasmann has been a director of the Company since December 1993. Since August 1996 Mr. Jasmann has been President and General Manager for COMSAT International Ventures in Bethesda, Maryland, a business unit of COMSAT Corporation that manages telecommunications companies in thirteen overseas markets serving the needs of national and multinational operators for digital network solutions. From January 1995 to July 1996, Mr. Jasmann had been Vice President of Human Resources for AirTouch Communications in San Francisco, a domestic and international operator of wireless services. From August 1992 to December 1994, he was an international telecommunications advisor for various U.S. and foreign telecommunications operators including COMSAT Corporation and Fax International, Inc. From February 1959 to May 1992, Mr. Jasmann held various positions with AT&T, most recently as President and Managing Director of AT&T Communications Pacific based in Hong Kong. He previously served on the boards of the Pacific Telecommunications Council in Hawaii, the Information Communication Institute of Singapore and Philcom, a Philippines telephone company. He currently serves as chairman of the board of COMSAT Argentina and as a director of both COMSAT Max in India and COMSAT Brazil.

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

Mr. Suplee has been a director of the Company since September 1986. Since 1982, Mr. Suplee has been the Senior Partner and President of Suplee & Shea, P.A., a certified public accounting firm located in Sarasota, Florida. Mr. Suplee is currently a director of First of America Bank (Florida) and serves on its audit committee, and is also a director and treasurer of Plymouth Harbor adult retirement facility. He formerly was a director of Presidential Bank. Mr. Suplee serves as a discussion leader for the Florida Institute of Certified Public Accountants.

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

Mr. Durden rejoined the Company in June 1991 as Vice President of Domestic Sales after having previously served as district sales manager for the Company from March 1987 until August 1989. From August 1989 until rejoining the Company, Mr. Durden founded and served as Chief Executive Officer and President of two privately-held telecommunications companies. From November 1984 until February 1987, Mr. Durden was President of Communications Central, Inc., a privately-held operator of payphones.

Mr. Gandarilla has served as Vice President of International Sales and Marketing since October 1996, having joined the Company in April 1996. From June 1995 until April 1996, he was an international marketing consultant for Compression Laboratories, Inc., a company which manufactures video conferencing equipment.

From July 1993 until June 1995, Mr. Gandarilla was managing director of the business communication systems division of AT&T, based in Mexico. From 1990 until July 1993, he was a managing director for Gestetner, a distributor of office equipment, also located in Mexico. His previous employment included managerial positions with various computer system companies located in Latin America and Paris.

Mr. Hawkes has served as Vice President of Marketing and Business Development since December 1996. Prior to that he served as Vice President of Engineering and Development since October 1993 when he rejoined the Company, having previously served in the same capacity from August 1991 to April 1992. From April 1992 until October 1993, Mr. Hawkes was a consultant to Harris Corporation and from September 1989 until May 1991, he was a director of a product division of Harris.

Mr. Noack has served as Vice President of Operations since January 1993, having joined the Company in July 1992 as Director of Operations. Prior to joining the Company he was with AT&T Paradyne Corporation in Largo, Florida since 1973, and most recently was Vice President and Director of Operations Planning and Materials.

Mr. Swanson has served as Vice President of Engineering and Development since December 1996. Prior to joining the Company, he was a consultant for Texas Microsystems, Inc., a computer hardware manufacturer, since March 1996. From April 1994 until November 1995, Mr. Swanson was Vice President of Engineering for Arrowsmith Technologies, a computer systems developer. From 1989 until April 1994 he was Director of PC Systems Development for Dell Computer Corporation, also in Austin. His previous employment included engineering management positions with several computer hardware and software companies.

Section 16 Compliance
----------------------

Based solely upon a review of certain reports required to be filed by the Company's current or former directors and officers and beneficial owners of more than 10 percent of the outstanding Common Stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, the following person failed to file, on a timely basis, reports so required to be filed during the fiscal year ended
March 31, 1997.

                                                                Number of
                                                               Transactions
                                                 Number of   Not Reported on a
  Name                  Title                  Late Reports     Timely Basis
  --------------    -----------------------    ------------  -----------------

  Tracey L. Gray    President,                      1                 1
                    Chief Operating Officer
                    and Director

  __________________

Item 11.  Executive Compensation
--------  ----------------------
             COMPENSATION AND STOCK OPTION COMMITTEE REPORT ON
             -------------------------------------------------
                           EXECUTIVE COMPENSATION
                           ----------------------

This report, prepared by the Company's Compensation and Stock
Option Committee (the "Compensation Committee"), reflects executive compensation policy and philosophy applicable to fiscal year 1997. All members of the Compensation Committee are non-employee directors.

The Company's executive compensation plans have been structured to attract, retain and incentivize talented executives capable of executing the strategies and plans essential to a fast growth, technology-based company in the traditional and emerging competitive telecommunications markets. The policies and plans are designed to ensure individual executives receive compensation in direct relationship to their contribution to key corporate financial and strategic goals that are focused on short term and long term business success while increasing shareholder values.
The plans are designed to be equitable and to recognize the balance between short term operating performance and stock performance.

For fiscal year 1997, the Compensation Committee adopted an incentive compensation bonus plan for the senior executive officers: C. Shelton James, CEO and Tracey L. Gray, President/COO, related to overall corporate financial performance. Discretionary bonuses up to 50% of base salary would be paid based on the Company's performance as measured against key financial factors, revenues, operating profits and increasing profitability. The Compensation Committee determined the appropriate level of bonus based on overall consideration of the Company's performance for the fiscal year. The Compensation Committee awarded a $33,930 bonus to Mr. James and a $60,450 bonus to Mr. Gray.

For fiscal year 1997, the Compensation Committee adopted a discretionary incentive compensation bonus plan for corporate officers other than Mr. James and Mr. Gray. Maximum bonus levels of 20% to 25% of base salary would be paid based on the Company achieving operating performance goals established for revenues, gross margins, operating profits and personal objectives related to each officer's area of responsibility. Recommendations regarding the bonus payment to each officer were presented by Mr. Gray once final results were available. No bonus is payable under the plan unless the Company reports profits. All bonuses awarded under the plan are paid out in equal amounts over four years. The corporate performance goals and the personal objectives of each officer are approved at the beginning of each fiscal year following the fiscal year business plan approval.

In October of 1996, the Compensation Committee authorized adjustments in all corporate officers' base compensation. This adjustment represented the first increase in officer base compensation since July of 1995. The adjustments represented a combination of annual salary review adjustments as well as structural adjustments to address industry and competitive issues faced by the Company as it attempts to attract a more talented and experienced executive team. The Committee was briefed on comparable officer compensation in the industry from a variety of salary survey reports and competitors' officer compensation structure and also considered data provided by Towers Perrin which had been commissioned by the Committee to advise on compensation issues.

Mr. James and Mr. Gray's base compensation was adjusted from $80,000 to $87,000 and from $141,000 to $155,000, respectively, at the recommendation of the Compensation Committee effective
October 1, 1996.

The Compensation Committee recognizes the merits and value of stock ownership by the Company's executives as a basis for retention and aligning the executive's interests with the stockholders of the Company. The use of stock option grants has become a key element of the equity based compensation plans designed to increase the equity interest of the Company's executives and combined with performance based incentive compensation ensures a balanced perspective focused on these two objectives.

The Committee also recognizes that in time of general economic distress, it may not be economically practical to maintain total compensation, particularly for senior managers, within the targeted ranges.

To ensure Executive Compensation is appropriately aligned with performance and the financial interest of stockholders, and that senior managers share with those associates subject to layoff and shorter work weeks the financial impact of difficult economic conditions, it has been the practice of the Committee to recommend salary freezes or temporary salary reduction for senior managers during periods of general economic distress and poor corporate performance.

                                             Respectfully submitted,

                                             Thomas R. Wiltse, Chairman

                                             Dwight Jasmann

                                             Charles H. Moore

                                             T. Raymond Suplee

                         SUMMARY COMPENSATION TABLE
                         ---------------------------

The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal years indicated to its Chief Executive Officer, to each of its four most highly compensated executive officers, other than the Chief
Executive Officer, whose salary and bonus exceeded $100,000 during the fiscal year ended March 31, 1997 and who were serving as executive officers as of March 31, 1997 and to one additional executive officer who would have so qualified if he had been an executive officer on March 31, 1997 ("named executive officers"):

                                                                                           Long Term
                                                                                         Compensation
                                                                                            Awards
					   -----------------------------------------         ------
	    (a)                (b)            (c)             (d)            (e)              (g)              (i)
			      Fiscal                                        Other            Number
			       Year                                        Annual        of Securities
			      Ended                                     Compensation       Underlying       All Other
Name and Principal Position  March 31,     Salary ($)       Bonus ($)        ($)          Options <F1>    Compensation  ($)
---------------------------  ---------     ----------       ---------   ------------     -------------    -----------------

C. Shelton James               1997          $83,338         $33,930                              0          $2,030 <F2>
Chairman of the Board and      1996           78,654               0                         25,000           1,838 <F2>
Chief Executive Officer        1995           73,004          35,450                         40,000           1,555 <F2>

Tracey L. Gray                 1997          148,928          60,450                              0           3,656 <F2>
President and                  1996          138,039               0                         25,000           3,463 <F2>
Chief Operating Officer        1995          127,461          60,450                         40,000           2,738 <F2>

Ronald M. Tobin                1997          100,063          17,640                              0           2,182 <F2>
Vice President,                1996           92,846               0                          9,000           2,146 <F2>
Chief Financial Officer        1995           85,318          14,805                         12,000           1,651 <F2>
Secretary and Treasurer

Alvaro R. Quiros <F3>          1997          123,160               0                              0           3,253 <F2>
Executive Vice President       1996          104,000               0                          7,000           2,761 <F2>
                               1995          102,295               0                         10,000           2,404 <F2>

Hugh H. Durden                 1997          148,452           9,525                              0           2,869 <F2>
Vice President                 1996          184,876               0                          7,500           3,173 <F2>
                               1995          201,859           8,100                         10,000           3,369 <F2>

Eduardo Gandarilla <F4>        1997          162,123          12,000    $44,617 <F5>         50,000           1,762 <F2>
Vice President                 1996                0               0                              0
                               1995                0               0                              0

----------------------------


<F1>   Represents options granted under the Company's 1991 Stock Option
       Plan. No options were granted during the fiscal year ended March 31, 1997, except for Mr. Gandarilla who received options upon joining the Company.

<F2>   Includes taxable portion of Company paid Group Term Life Insurance and the Company's matching contribution to the 401(k) savings plan (see Note P to the Company's financial statements). Such Group Term Life Insurance for Messrs. James, Gray, Tobin, Quiros, Durden and Gandarilla, respectively, for Fiscal 1997 is $450, $702, $288, $702, $174 and $174, for Fiscal 1996 is $450, $702, $288, $702 and $174
       and for Fiscal 1995 is $450, $702, $288, $702 and $174.  401(k)
       savings plan matching contributions for Messrs. James, Gray, Tobin, Quiros, Durden and Gandarilla, respectively, for Fiscal 1997 are $1,580, $2,954, $1,894, $2,551, $2,695 and $1,588, Fiscal 1996 are
       $1,388, $2,761, $1,858, $2,059 and $2,999 and for Fiscal 1995 are
       $1,105, $2,036, $1,363, $1,702 and $3,195.


<F3>   Mr. Quiros retired effective December 31, 1996.  The Company continued to pay Mr. Quiros' regular salary through June 30, 1997. $25,846 of his 1997 salary was paid to him pursuant to such arrangement during the quarter ended March 31, 1997.

<F4>  Mr. Gandarilla joined the Company on April 1, 1996 and was appointed
      Vice President on October 15, 1996.

<F5>  $39,217 of this amount represents reimbursement of relocation expenses to Mr. Gandarilla during the fiscal year ended March 31, 1997.


Stock Option Grants
-------------------

The following table sets forth information with respect to stock option grants to named executive officers who received options during the fiscal year ended March 31, 1997.



                Option Grants in Last Fiscal Year
                ---------------------------------

                                                                 Potential
                                                            Realizable Value at
                                                              Assumed Annual
                                                            Rates of Stock Price
                                                               Appreciation
                    Individual Grants                        for Option Term

-------------------------------------------------------------------------------

     (a)               (b)     (c)          (d)      (e)      (f)      (g)


                              % of
                              Total
                              Options
                              Granted to  Exercise
                     Options  Employees   or Base
                     Granted  in Fiscal   Price   Expiration
     Name            (#) (1)  Year       ($/Sh)   Date        5% ($)    10% ($)
-------------------------------------------------------------------------------

Eduardo Gandarilla   50,000    51.6%    $5.2500   4/1/01     $72,524   $160,259


     (1) Options granted upon joining the Company which become exercisable one fourth each year, cumulatively, beginning on April 1, 1997, and expire on April 1, 2001. No other options were granted during the fiscal year ended
               March 31, 1997 to the named executive officers.

Stock Option Exercises and Holdings
------------------------------------

The following table sets forth the number of exercisable and unexercisable options as of March 31, 1997 and the value of such options for the named executive officers.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
             AND FISCAL YEAR END OPTIONS VALUE TABLE

   (a)               (b)             (c)          (d)            (e)
                                                Number of
                                                Securities     Value of
                                                Underlying     Unexercised
                                                Unexercised    In-the-Money
                                                Options at     Options at
                                                FY-End (#)     FY-End ($)



                Shares Acquired      Value      Exercisable/   Exercisable/
 Name           on Exercise (#)   Realized ($)  Unexercisable  Unexercisable
-------------------------------------------------------------------------------

C. Shelton James        74,227       $372,542   6,250/43,750   $781/$81,105

Tracey L. Gray          35,000       $183,163   6,250/43,750   $781/$81,105

Ronald M. Tobin          -               -      10,550/14,750  $27,511/$26,723

Alvaro R. Quiros         -               -      17,000/0       $29,000/$0

Hugh H. Durden           -               -      6,875/13,125   $18,521/$26,021

Eduardo Gandarilla       -               -      0/50,000       $0/$53,125


Directors' Compensation
-----------------------

Directors who are not employees of the Company receive an annual retainer fee of $5,000 per year plus $1,500 for each Board meeting attended, and $500 for each committee meeting attended. Directors are also reimbursed for expenses in attending Board and Board committee meetings.

During the fiscal year ended March 31, 1997, options were granted to the Company's non-employee directors (Messrs. Jasmann, Moore, Patton, Suplee and Wiltse), pursuant to the Company's Directors' Stock Option Plan, in the amount of 2,000 shares, 3,000 shares, 2,000 shares, 4,000 shares and 6,000 shares, respectively, at $6.3125 per share. These options are fully exercisable on March 31, 1998 and expire on March 31, 2002.

                     STOCK PERFORMANCE CHART
                     -----------------------

The following chart compares the yearly percentage change in cumulative total stockholder return on the Company's common stock during the five years ended March 31, 1997, with the cumulative total return of (i) Standard & Poors 500 Composite Index, (ii) the Standard & Poors Telephone Index and (iii) the Standard & Poors Technology Index. The comparison assumes $100 was invested on March 31, 1992 in the Company's common stock and in each of the other indices and assumes reinvestment of dividends. The Company paid no dividends during the five year period.

[The following table was representd by a line graph in the printed material]


                      3/31/92   3/31/93   3/31/94   3/31/95   3/31/96   3/31/97
                      -------   -------   -------   -------   -------   -------
Elcotel, Inc.            $100      $338      $938    $1,015    $1,292    $1,538
S&P 500 Index             100       115       117       135       177       213
S&P Telephone Index       100       136       133       147       186       201
S&P Technology Index      100       147       189       243       334       493

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

The following table sets forth, at June 9, 1997, the number and percentage of shares of Common Stock which, according to information supplied to the Company, are beneficially owned by: (i) each person who is the beneficial owner of more than 5% of the Common Stock; (ii) each of the directors, and named executive officers of the Company individually; and (iii) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days of June 9, 1997, such as upon the exercise of options or warrants.

                                           Number of
   Name and Address                         Shares  (1)       Percentage
-----------------------------------       -------------       ----------

C. Shelton James. . . . . . . . . . . .   1,566,663 (2)           19.1%
6428 Parkland Drive
Sarasota, Florida 34243

Fundamental Management Corporation. . .   1,439,223               17.6%
4000 Hollywood Boulevard
Suite 610N
Hollywood, Florida 33021

Alvaro R. Quiros. . . . . . . . . . . .     513,577 (3)            6.3%
6428 Parkland Drive
Sarasota, Florida 34243

Thomas R. Wiltse. . . . . . . . . . . .     406,000 (4)            4.9%
6428 Parkland Drive
Sarasota, Florida 34243

Tracey L. Gray. . . . . . . . . . . . .     150,284 (5)            1.8%
6428 Parkland Drive
Sarasota, Florida 34243

T. Raymond Suplee . . . . . . . . . .        32,300 (6)            0.4%
6428 Parkland Drive
Sarasota, Florida 34243

Thomas E. Patton. . . . . . . . . . .        11,000 (7)            0.1%
6428 Parkland Drive
Sarasota, Florida 34243

Dwight Jasmann. . . . . . . . . . . .         9,890 (8)            0.1%
6428 Parkland Drive
Sarasota, Florida 34243

Charles H. Moore. . . . . . . . . . .        14,100 (9)            0.2%
6428 Parkland Drive
Sarasota, Florida 34243

Ronald M. Tobin . . . . . . . . . . .        52,700 (10)           0.6%
6428 Parkland Drive
Sarasota, Florida 34243

Eduardo Gandarilla. . . . . . . . . .        12,500 (11)           0.2%
6428 Parkland Drive
Sarasota, Florida 34243

Hugh H. Durden. . . . . . . . . . . .        11,875 (12)           0.1%
6428 Parkland Drive
Sarasota, Florida 34243


All directors and executive officers as
  a  group (13 persons) . . . . . . .     2,331,374 (13)          27.8%

 _______________________________________


          (1) Unless otherwise indicated, each shareholder has sole voting and investment power with respect to all listed shares.

          (2) Includes 1,439,223 shares held by Fundamental Management Corporation, as to which shares Mr. James disclaims beneficial ownership, and 21,250 shares which may be issued upon exercise of stock options within 60 days.

          (3) Includes 17,000 shares which may be issued upon the exercise of stock options within 60 days.

          (4) Includes 30,000 shares which may be issued upon the exercise of stock options within 60 days.

          (5) Includes 21,250 shares which may be issued upon exercise of stock options within 60 days.

          (6) Includes 7,000 shares held by a revocable trust in which Mr. Suplee has a pecuniary interest and of which he is a co-trustee. Includes 23,000 shares which may be issued upon the exercise of stock options within 60 days.

          (7) Includes 500 shares held jointly with Mr. Patton's wife. Includes 10,000 shares which may be issued upon the exercise of stock options within 60 days.

          (8) Includes 7,000 shares which may be issued upon the exercise of stock options within 60 days.

          (9) Includes 75 shares held by Mr. Moore's wife and 25 shares held by Mr. Moore's daughter. Includes 13,000 shares which may be issued upon the exercise of stock options within 60 days.

         (10) Includes 150 shares held by Mr. Tobin's son. Includes 15,550 shares which may be issued upon the exercise of stock options within 60 days.

         (11) Includes 12,500 shares which may be issued upon the exercise of stock options within 60 days.

         (12) Includes 11,875 shares which may be issued upon the exercise of stock options within 60 days.

         (13) Includes a total of 1,439,223 shares held by Fundamental Management Corporation and shares held by family members as to which shares the respective officers and directors disclaim beneficial ownership. Also includes 203,947 shares which may be issued upon exercise of stock options within 60 days.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

As of March 31, 1997, the Company is owed approximately $325,000 from Aditel, a Mexican corporation ("Aditel"), arising out of loans and sales of payphones to Aditel. This amount is represented by a promissory note which matures on September 30, 1997, payment of which is secured by a security interest in certain payphones and operating agreements of Aditel. Mr. Alvaro R. Quiros, a holder of approximately 6.3 percent of the Company's Common Stock as of June
9, 1997, is the owner of approximately 25 percent of the equity of Aditel.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

            (a)     (1)  Financial Statements:

                    The Financial Statements are listed in the index to Consolidated Financial Statements on page F-1.

                    (2) Financial Statement Schedules:

                    All supporting schedules have been omitted because they are not required or the information required to be set forth therein is included in the financial statements or the notes thereto.

                    (3) Exhibits:

                    The Exhibits are listed in the Index to Exhibits on pages E-1 through E-3.

            (b)     Reports on Form 8-K.
                    --------------------

                    No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                            SIGNATURES
			    ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					ELCOTEL, INC.

Dated:  June 30, 1997                   By:   /s/ Ronald M. Tobin
					-------------------------
					Ronald M. Tobin
					Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title

/s/ C. Shelton James           Chairman of the Board, Chief Executive Officer
-------------------------      (Principal Executive Officer and Director)
C. Shelton James
Date:  June 30, 1997

/s/ Tracey L. Gray             President, Chief Operating Officer and Director
-------------------------
Tracey L. Gray
Date:  June 30, 1997

/s/ Dwight Jasmann             Director
-------------------------
Dwight Jasmann
Date:  June 30, 1997

/s/ Charles H. Moore           Director
-------------------------
Charles H. Moore
Date:  June 30, 1997

/s/ Thomas E. Patton           Director
-------------------------
Thomas E. Patton
Date:  June 30, 1997

/s/ T. Raymond Suplee          Director
-------------------------
T. Raymond Suplee
Date:  June 30, 1997

/s/ Thomas R. Wiltse           Director
-------------------------
Thomas R. Wiltse
Date:  June 30, 1997

/s/ Ronald M. Tobin            Vice President and Chief Financial Officer
-------------------------      (Principal Financial and Accounting Officer)
Ronald M. Tobin
Date:  June 30, 1997

                                ELCOTEL, INC.
                                -------------

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

Independent Auditors' Report..............................................F-2

Consolidated Financial Statement

        Consolidated Balance Sheets.......................................F-3

        Consolidated Statements of Operations.............................F-5

        Consolidated Statements of Shareholders' Equity...................F-6

        Consoldiated Statements of Cash Flows.............................F-7

        Notes to Consolidated Financial Statements........................F-9

			 [LETTERHEAD OF DELOITTE & TOUCHE LLP]

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Elcotel, Inc.
Sarasota, Florida

We have audited the accompanying consolidated balance sheets of Elcotel, Inc. and subsidiaries (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elcotel, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note J to the consolidated financial statements, in 1997 the Company changed its method of computing compensation expense related to stock-based compensation plans for non-employee directors.

/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Tampa, Florida

June 23, 1997


				ELCOTEL, INC. AND SUBSIDIARIES
				 CONSOLIDATED BALANCE SHEETS


					 ASSETS
				     (In thousands)

							     March 31,
					       ----------------------------------
                                                      1997               1996
						  -----------        -----------


CURRENT ASSETS:
   Cash and temporary investments                 $     1,009        $       232
   Accounts receivable, less allowance
     for doubtful accounts of $817
     and $1,115, respectively                           4,678              2,943
   Notes receivable, less allowance
     for doubtful accounts of $387
     and $1,922, respectively                           1,318              2,238
   Inventories                                          2,733              2,800
   Refundable income taxes                                 95                507
   Deferred tax asset                                     692              1,332
   Prepaid expenses and other current assets              457                175
						  -----------        -----------
        TOTAL CURRENT ASSETS                           10,982             10,227

PROPERTY, PLANT AND EQUIPMENT, net                      3,184              3,103

NOTES RECEIVABLE, less allowance
     for doubtful accounts of $97
     and $69, respectively                                711                646

DEFERRED TAX ASSET                                        799                782

OTHER ASSETS                                              268                171
						  -----------        -----------
                                                  $    15,944        $    14,929
						  ===========        ===========







				ELCOTEL, INC. AND SUBSIDIARIES
				 CONSOLIDATED BALANCE SHEETS

				       (continued)

			    LIABILITIES AND SHAREHOLDERS' EQUITY                                     (In thousands)
				   (Dollars in thousands)


							     March 31,
					       ----------------------------------
                                                      1997               1996
						  -----------        -----------                                                          1996              1995

CURRENT LIABILITIES:
   Accounts payable, trade                        $     1,271        $     1,030
   Accrued expenses and other current
     liabilities                                        1,615              1,134
   Line of credit                                           -                965
   Current portion of long-term debt                      199                810
						  -----------        -----------
        TOTAL CURRENT LIABILITIES                       3,085              3,939
						  -----------        -----------
LONG TERM DEBT, less current portion                      232                432

COMMITMENTS AND CONTINGENCIES (see Note L)

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value:
     Authorized 20,000,000 shares,
     Issued 8,234,216 shares and 8,060,503
     shares, respectively                                  82                 81
   Additional paid-in capital                          11,160             10,720
   Retained earnings (deficit)                          1,562                (66)
   Less cost of 52,000 shares of common
     stock in treasury                                   (177)              (177)
						  -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                             12,627             10,558
						  -----------        -----------
                                                  $    15,944        $    14,929
						  ===========        ===========








			   See Notes to Consolidated Financial Statements




				     ELCOTEL, INC. AND SUBSIDIARIES
				  CONSOLIDATED STATEMENTS OF OPERATIONS
				(In thousands, except per share amounts)


							Year ended March 31,
					    ---------------------------------------
                                                1997          1996          1995
                                            ----------     ---------     ---------

NET SALES                                   $   26,832    $   21,462    $   25,090

COSTS AND EXPENSES:
  Cost of sales                                 15,883        13,238        14,776
  Research and development                       2,623         2,257         1,758
  Selling, general and administrative            6,358         6,490         5,791
  Other charges (see Note B)                      (331)        1,844             -
					    ----------     ---------     ---------
  TOTAL COSTS AND EXPENSES                      24,533        23,829        22,325
					    ----------     ---------     ---------
PROFIT (LOSS) FROM OPERATIONS                    2,299        (2,367)        2,765
					    ----------     ---------     ---------
INTEREST:
  Interest income                                  324           416           394
  Interest expense                                (119)         (201)         (109)
					    ----------     ---------     ---------
INTEREST, net                                      205           215           285

PROFIT (LOSS) BEFORE INCOME TAXES                2,504        (2,152)        3,050

INCOME TAX PROVISION (BENEFIT)                     876          (861)         (474)
					    ----------     ---------     ---------

NET PROFIT (LOSS)                           $    1,628     $  (1,291)    $   3,524
					    ==========     =========     =========
NET PROFIT (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                   $     0.20     $   (0.16)     $    0.45
					    ==========     =========     =========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING           8,316         7,830         7,847
                                            ==========     =========     =========

			     See Notes to Consolidated Financial Statements





				       ELCOTEL, INC. AND SUBSIDIARIES
			      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  YEARS ENDED MARCH 31, 1997, 1996 AND 1995
			      ------------------------------------------------
					   (Amounts in thousands)

			      Common Stock
			     --------------  Additional  Retained
			     Shares            Paid-in   Earnings    Treasury
			     Issued  Amount    Capital   (Deficit)     Stock       Total
			     ------  ------   --------   ---------   --------   --------

BALANCE, March 31, 1994       7,083      71      9,043     (2,299)      (177)      6,638

EXERCISE OF OPTIONS             113       1        108          -          -         109

EXERCISE OF WARRANT             539       5        749          -          -         754

TAX BENEFIT FROM
  EXERCISE OF OPTIONS             -       -         66          -          -          66

NET PROFIT                        -       -          -      3,524          -       3,524
			     ------   -----   --------   ---------   --------   ---------
BALANCE, March 31, 1995       7,735      77      9,966      1,225       (177)     11,091

EXERCISE OF OPTIONS             326       4        290          -           -        294

TAX BENEFIT FROM
  EXERCISE OF OPTIONS             -       -        464          -           -        464

NET LOSS                          -       -          -     (1,291)          -     (1,291)
			     ------   -----   --------   ---------   --------   ---------
BALANCE, March 31, 1996       8,061   $  81   $ 10,720   $    (66)   $  (177)   $ 10,558

EXERCISE OF OPTIONS             173       1        216          -           -        217

TAX BENEFIT FROM
  EXERCISE OF OPTIONS             -       -        175          -           -        175

FAIR VALUE OF OPTION ISSUED
  AS COMPENSATION TO NON-
  EMPLOYEE DIRECTORS              -       -         49          -           -         49

NET PROFIT                        -       -          -      1,628           -      1,628
			     ------   -----   --------   ---------   --------   ---------

BALANCE, March 31, 1997       8,234   $  82   $ 11,160   $  1,562   $   (177)   $ 12,627
			     ======   =====   ========   =========   ========   =========






                       See Notes to Consolidated Financial Statements





				 ELCOTEL, INC. AND SUBSIDIARIES
			      CONSOLIDATED STATEMENTS OF CASH FLOWS
			      -------------------------------------
				       (In thousands)


							   Year ended March 31,
						 --------------------------------------
                                                        1997         1996         1995
						 ------------ ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                               $    1,628   $   (1,291)  $    3,524
  Adjustments to reconcile net profit (loss) to net
    provided by (used in) by operating activities:
      Depreciation and amortization                      437          363          318
      Provision for doubtful accounts                   (520)       2,392          287
      (Gain) Loss on disposal of equipment                (1)           -           12
      Fair value of options issued as compensation
        to non-employee directors                         49            -            -
      Change in operating assets and
	liabilities:
          Accounts receivable                         (1,519)        (956)      (1,136)
          Notes receivable                             1,159        1,530       (3,950)
          Deposits                                         -            -          721
          Inventories                                     67         (446)        (319)
          Refundable income taxes                        412         (330)        (177)
          Deferred tax asset                             798         (675)        (975)
	  Prepaid expenses and other
            current assets                              (282)         121         (205)
          Other assets                                  (137)        (120)         (39)
          Accounts payable, trade                        241         (718)         314
	  Accrued expenses and other
            current liabilities                          481           22          (50)
                                                 ------------ ------------ ------------
        Net cash flow provided by (used in)
          operating activities                         2,813         (108)      (1,675)
                                                 ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                                           (478)        (255)        (709)
  Proceeds from disposal of equipment                      1            2            -
                                                 ------------ ------------ ------------
    Net cash flow used in investing
      activities                                        (477)        (253)        (709)
                                                 ------------ ------------ ------------











				 ELCOTEL, INC. AND SUBSIDIARIES
			      CONSOLIDATED STATEMENTS OF CASH FLOWS
			      -------------------------------------
				       (In thousands)

					 (continued)

							   Year ended March 31,
						 --------------------------------------
                                                        1997         1996         1995
						 ------------ ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                       $       217  $       294  $       929
  Net (payments) proceeds related to
    short-term borrowings                               (965)        (460)       1,425
  Proceeds from long-term borrowings                       -        1,000            -
  Payments on long-term debt                            (811)        (607)        (151)
						 ------------ ------------ ------------
    Net cash flow provided by
      (used in) financing activities                  (1,559)         227       (2,203)
						 ------------ ------------ ------------
    Net increase (decrease) in cash
      and temporary investments                          777         (134)        (181)

    Cash and temporary investments
      at beginning of year                               232          366          547
						 ------------ ------------ ------------
    Cash and temporary investments
      at end of year                             $     1,009  $       232  $       366
						 ============ ============ ============

ADDITIONAL CASH FLOW INFORMATION:
    Cash Paid (Received) During the Year for:
      Interest                                   $       122  $       218  $       123
      Income taxes                                      (383)         144          610

NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Tax benefit from exercise of options           $       175  $       464  $         -








				See Notes to Consolidated Financial Statements.





ELCOTEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997, 1996, AND 1995
-----------------------------------------------
(Dollars in thousands, except for share amounts)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
--------------------

The Company designs, develops and markets public communication products for sales in the United States and international markets.

Principles of Consolidation
-----------------------------

The accompanying consolidated financial statements include the accounts of Elcotel, Inc. and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
---------------------

Revenue is recognized at the point at which title to such goods sold passes to the customer.

Credit Policy
------------------

Credit is granted to customers that the Company deems creditworthy. Sales are made to customers upon their payment of cash in advance or cash on delivery, for which the Company grants the customer a discount, or, if the customer otherwise qualifies, the Company provides 30 days credit. In addition, the Company provides limited secured financing with terms generally not exceeding 24 months and interest charged at competitive rates.

Warranty Policy
------------------

The original purchaser of the Company's products receives a two or three-year warranty on products the Company manufactures. Where the Company resells products from other manufacturers, the Company will pass on the other manufacturers' warranty to its customer.

Use of Estimates
------------------

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

Temporary Investments
----------------------

Temporary investments consist of short-term, highly liquid investments which are readily convertible into cash.

Advertising
-------------

Advertising expenses are charged to operations during the period incurred. The Company incurred advertising expense of approximately $91, $90 and $100 for the years ended March 31, 1997, 1996, and 1995, respectively.

Inventories
---------------

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment
-------------------------------

Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the related assets, which generally range from three years for computers to 35 years for buildings.

Stock Based Compensation Plans
--------------------------------

The Company applies APB 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock-based compensation plan. The Company applies SFAS 123 in accounting for its non-employee directors stock-based compensation plan beginning in fiscal 1997.

Income Taxes
--------------

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

Net Profit (Loss) per Common and Common Equivalent Share
----------------------------------------------------------

Net profit per common and common equivalent share for the years ended March 31, 1997 and 1995 have been computed based upon the weighted average number of common and common equivalent shares outstanding.

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

During the year ended March 31, 1996, the Company reviewed the carrying value of its notes receivable from Amtel and provided a specific allowance of $1,602 against such notes receivable. This charge of $1,602, in addition to approximately $242 in other costs associated with the bankruptcy proceeding, was included as Other Charges in the Consolidated Statement of Operations for the year ended March 31, 1996. During fiscal 1997, the Company sold the payphones and related equipment which was in the Company's possession and being warehoused by the Company pursuant to a prior Bankruptcy Court order. The amount realized by the Company from this transaction resulted in a $413 recovery in excess of the amount anticipated. In addition, the Company incurred approximately $82 in legal and related expenses in connection with this matter during fiscal 1997. The net credit related to this matter was $331 during fiscal 1997 which has been included as Other Charges in the Consolidated Statement of Operations for the year ended March 31, 1997.

NOTE C - RECEIVABLES:

Accounts receivable consist of the following:



                                                   March 31,
                                         -------------------------
                                                1997         1996
                                            --------     --------
     Accounts receivable, trade             $  5,449     $  3,978
     Call revenue receivables                     46           80
     Less allowance for doubtful accounts     (  817)      (1,115)
                                            --------     --------
                                            $  4,678     $  2,943
                                            ========     ========

Changes in the allowance for doubtful accounts consist of the following:


                                          Years ended March 31,
                                      ----------------------------
                                         1997      1996      1995
                                      --------  --------  --------
     Balance at beginning of period ($1,115) ($ 345) ($ 171) Recovery (Provision) for
        doubtful accounts                 216   (   822)  (   181)
     Charge-off of uncollectible
        accounts, net of recoveries        82        52         7
                                      --------  --------  --------
                                      ($  817)  ($1,115)  ($  345)
                                      ========  ========  ========

Notes receivable are principally comprised of interest-bearing trade notes receivable from customers with remaining maturities of twenty-four months or less and collateralized by operating pay stations. The notes receivable of $1,550, as described in Note B, are included in the balance as of March 31, 1996.

Changes in the allowance for doubtful notes receivable consist of the following:


                                          Years ended March 31,
                                      ----------------------------
                                         1997      1996      1995
                                      --------  --------  --------
     Balance at beginning of period ($1,991) ($ 430) ($ 390) Recovery (Provision) for
        doubtful Notes                    304   ( 1,570)  (   106)
     Charge-off of uncollectible
        notes, net of recoveries        1,203         9        66
                                      --------  --------  --------
                                      ($  484)  ($1,991)  ($  430)
                                      ========  ========  ========

NOTE D - INVENTORIES:

Inventories by stage of completion are as follows:


                                                   March 31,
                                         -------------------------
                                                1997         1996
                                            --------     --------
     Finished Products                      $    569     $    470
     Work-in Process                             248          240
     Purchased Components                      1,916        2,090
                                            --------     --------
                                            $  2,733     $  2,800
                                            ========     ========

NOTE E - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is comprised of the following:

                                                   March 31,
                                         -------------------------
                                                1997         1996
                                            --------     --------
     Land and improvements                  $    372     $    372
     Buildings                                 2,697        2,672
     Engineering and manufacturing eqt.        1,583        1,347
     Furniture, fixtures and office eqt.       1,077          864
                                            --------     --------

                                               5,729        5,255

     Less accumulated depreciation
        and amortization                       2,545        2,172
                                            --------     --------

                                            $  3,184     $  3,103
                                            ========     ========


Depreciation expense for the fiscal years ended March 31, 1997, 1996, and 1995, respectively, was $397, $255, and $276.

NOTE F - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

                                                   March 31,
                                         -------------------------
                                                1997         1996
                                            --------     --------
     Payroll, payroll taxes and severance   $    773     $    480
     Professional fees                           157          100
     Commissions to international
        representative                           188            6
     Interest expense                              3            6
     Warranty                                    295          311
     Income and other taxes                      798            7
     Customer advances                           144          214
     Other                                        10           10
                                            --------     --------
                                            $  2,368     $  1,134
                                            ========     ========

NOTE G - INCOME TAXES:

The Company's income tax (benefit) provision for the years ended March 31, 1997, 1995 and 1995 is comprised of the following:


                                          Years ended March 31,
                                      ----------------------------
                                         1997      1996      1995
                                      --------  --------  --------
     Current tax expense (benefit)
        Federal                        $  253   ($  186)   $  475
        State                               -         -        26
                                      --------  --------  --------
                                          253   (   186)      501
                                      --------  --------  --------

     Deferred tax expense (benefit)
        Federal                           593   (   627)  (   848)
        State                              30   (    48)  (    27)
                                      --------  --------  --------

                                          623   (   675)  (   975)
                                      --------  --------  --------

     Net tax provision (benefit)       $  876   ($  861)  ($  474)
                                      ========  ========  ========


The significant components of the deferred tax assets as of March 31, 1997 and March 31, 1996 are as follows:

                                                   March 31,
                                         -------------------------
                                                1997         1996
                                            --------     --------
Deferred tax assets:

     Accounts and notes receivable
        reserves                            $    468     $  1,170
     Inventory reserves                           58           55
     Warranty and other accruals                 201          184
     Tax credit carryforwards                    647          583
     NOL carryforwards                           219          220
                                            --------     --------

                                               1,593        2,212
                                            --------     --------

Deferred tax liabilities:

     Property, plant and equipment                95           91
     Deferred patent costs                         7            7
                                            --------     --------

                                                 102           98
                                            --------     --------

Net deferred tax asset                         1,491        2,114

Less current portion                             692        1,332
                                            --------     --------

Net deferred tax asset,
         less current portion               $    799     $    782
                                            ========     ========

As of March 31, 1997, the Company has available net operating loss carryforwards for state tax purposes of approximately $3,986, expiring in the years 2006 to 2009. In addition, the Company has available approximately $647 in research and other tax credit carryforwards, expiring in varying amounts between the years 2001 and 2009.

The effective tax rate on income before taxes differs from the United States statutory rate. The following summary reconciles taxes at the United States statutory rate with the effective rate.


                                          Years ended March 31,
                                      ----------------------------
                                         1997      1996      1995
                                      --------  --------  --------
     U.S. statutory rate                 34.0%     34.0%     34.0%

     Increases (decreases)
        resulting from:

        Business credits earned          (2.9)      1.3      (2.9)
        Business credits restored           -       7.5         -
        Other                             3.9      (2.8)     (2.2)
        Reversal of valuation
           allowance                        -         -     (44.4)
                                      --------  --------  --------

     Effective rate                      35.0%     40.0%    (15.5)%
                                      ========  ========  ========

NOTE H - LONG TERM DEBT:


                                                   March 31,
                                         -------------------------
                                                1997         1996
                                            --------     --------
Long term debt consists of the following:

     Promissory note with a bank, expiring
        May 23, 1999, with interest fixed
        at 8.50%                            $    431     $    631

     Promissory note with a bank, expired
        February 28, 1997, with variable
        interest (8.06% at March 31, 1996)         -          611
                                            --------     --------

     Total long term debt                        431        1,292

        Less current protion                     199          810
                                            --------     --------

                                            $    232     $    432
                                            ========     ========

The promissory note, expiring May 23, 1999, arose from refinancing a note on August 31, 1995 which was due on May 23, 1996. Interest on the previous note was at prime plus one-half percent with monthly payments based on a fifteen year amortization and a balloon payment after five years. Principal payments on the new note are based on equal monthly installments over a five year period. Final payment of all unpaid principal and interest is due on May 23, 1999. The note is secured by a mortgage on the Company's facility. Payments due on the note are as follows:

                   Due in fiscal 1998        $   199
                   Due in fiscal 1999            199
                   Due in fiscal 2000             33
                                             -------

                                             $   431
                                             =======

The Company had a $1,000 promissory note secured by the Company's accounts receivable, notes receivable and inventories. Interest on the note was based on the Libor rate plus 2.75 percentage points (8.06% at March 31, 1996). Principal payments are based on eighteen equal monthly installments and expired on February 28, 1997.

NOTE I - LINE OF CREDIT:

The Company has a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at the Libor rate plus 2.75 percentage points (8.4375% at March 31, 1997). The balance on this line of credit as of March 31, 1997 and 1996 was $-0- and $965, respectively.

NOTE J - STOCK OPTIONS AND WARRANTS:

Accounting for Stock-based compensation: In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") was issued by the Financial Accounting Standards Board. The statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statements of companies or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the company"s financial statements beginning in fiscal years beginning after December
15, 1995. Additionally, SFAS 123 requires companies to recognize expense for stock options issued to non-employees for goods and services based upon the fair value of the options at the date of grant. During the year ending March 31, 1997, the Company adopted SFAS 123 and recognized $49 of compensation expense related to the Directors Stock Option Plan. The Company has elected to adopt SFAS No. 123 on a disclosure basis only for employee compensation. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant dates for awards under the plan consistent with the method provided by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reflected by the following proforma amounts for the years ended March 31, 1997 and 1996:


                                                  Year Ended March 31,
                                               --------------------------
                                                  1997             1996
                                               --------        ----------

Net income (loss)    As reported               $  1,628        $  (1,291)
                     Proforma                  $  1,456        $  (1,714)

Primary net income   As reported               $   0.20        $   (0.16)
  (loss) per share   Proforma                  $   0.18        $   (0.22)

The fair value of each grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 1997 and 1996:


                                                  Year Ended March 31,
                                               --------------------------
                                                  1997             1996
                                               --------        ----------
                Dividend yield                     -                -
                Expected Volatility              54.90%           67.31%
                Risk free interest rate           6.20%            6.20%
                Option Term                     3.4 years       3.4 years

The weighted average fair value for all options granted in 1997 and 1996 was $2.78 and $3.30, respectively.

STOCK OPTION PLANS:

1991 Stock Option Plan
-----------------------

On July 2, 1991, the Company adopted a stock option plan (the "1991 Plan") which provides for the grant of incentive and non-qualified stock options to key employees, including officers and directors, of the Company. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted, or $ .75. In May 1994, the Board approved, and in October 1994 the shareholders approved, a 350,000 share increase in the number of shares reserved under the Plan. In August 1996, the Board approved, and in October 1996 the shareholders approved an additional 500,000 share increase in the number of shares reserved under the Plan. Options to acquire up to 1,600,000 shares of common stock may be granted pursuant to the 1991 Plan

Information with respect to options under the above plans is as follows:



					 Number of      Option Price
					  Shares         Per Share
					-----------     ------------

Outstanding at March 31, 1994              647,633      $  .75-$3.50
     Granted                               319,700      $1.00-$3.625
     Exercised                           ( 108,353 )    $ .75-$1.81
     Cancelled                           ( 115,138 )    $1.00-$3.50
					 ---------
Outstanding at March 31, 1995              743,842      $ .75-$3.625
     Granted                               193,950      $6.1875-$9.1875
     Exercised                           ( 333,607 )    $ .75-$3.625
     Cancelled                           (  45,483 )    $1.36-$3.50
					 ---------
Outstanding at March 31, 1996              558,702      $ .75-$9.1875
     Granted                                97,OOO      $5.25-$7.375
     Exercised                           ( 178,729 )    $ .75-$3.50
     Cancelled                           (  85,525 )    $1.81-$9.1875
					 ---------
Outstanding at March 31, 1997              391,448      $1.3125-$7.50
					 =========

All options outstanding, both non-qualified and incentive stock options, were granted to key employees and officers of the Company on May 12, 1993, August 8, 1994, and February 20, 1996 and are exercisable cumulatively in four installments of one-fourth each year beginning one year from the date of grant and expire five years from the date of grant. As of March 31, 1997, 101,454 options are exercisable. As of March 31, 1997, options to acquire 538,496 shares were available for future grant under the 1991 Plan. The weighted average exercise price of options outstanding is $5.3463 and the weighted average remaining contractual life is 4.12 years.

Directors Stock Option Plan
----------------------------

On July 2, 1991, the Company adopted a Directors Stock Option Plan which provides for the automatic annual grant of non-qualified stock options to outside directors of the Company. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted, or $2.00. In May 1994, the Board approved, and in October 1994 the shareholders approved, a 75,000 share increase in the number of shares reserved under the Plan. Options to acquire up to 175,000 shares of common stock may be granted pursuant to the Plan. Accordingly, for the fiscal years ended March 31, 1997, 1996, and 1995, options to purchase 17,000 shares, 16,000 shares and 16,000 shares, at an exercise price of $6.3125, $5.25 and $3.9375, per share, respectively, were granted under the Directors Stock Option Plan. The options are exercisable commencing one year from the date of grant and expire five years from the date of grant. During fiscal 1997, 1996 and 1995, there were 15,000, 5,000 and 5,000 shares exercised, respectively, all at an option price of $2.00. As of March 31, 1997, 83,000 options are exercisable. As of March 31, 1997, options to acquire 38,000 shares were available for future grant under the Directors Stock Option Plan. The weighted average exercise price of options outstanding is $4.6244 and the weighted average remaining contractual life is 4.57 years.


Other Options
---------------

The Company has issued 26,000 other options to its existing and former directors. The options have an exercise price of $2.00 per share and expire on July 2, 1996. During fiscal 1997 and 1996, there were 8,000 and 12,000 shares exercised, respectively, all at an option price of $2.00. During fiscal 1995, none of those options were exercised. There are no more remaining other options exercisable as of March 31, 1997.

NOTE K - RELATED PARTY TRANSACTIONS:

As of March 31, 1997, the Company is owed approximately $325,000 from Aditel, a Mexican corporation ("Aditel"), arising out of loans and sales of payphones to Aditel. This amount is represented by a promissory note which matures on September 30, 1997, payment of which is secured by a security interest in certain payphones and operating agreements of Aditel. Mr. Alvaro R. Quiros, a holder of approximately 6.3 percent of the Company's Common Stock as of June 9, 1997, is the owner of approximately 25 percent of the equity of Aditel.

Legal fees amounting to approximately $73 for the fiscal year ended March 31, 1995, were incurred by the Company to Schnader, Harrison, Segal & Lewis, of which Mr. Patton, a director of the Company, was a partner until July 1994, for legal services rendered to the Company and its subsidiaries. These services included the work of several partners and associates of the firm in litigation matters, corporate and financial matters, and other types of legal matters incident to the representation of the Company.

NOTE L - COMMITMENTS AND CONTINGENCIES:

Nogah Bethlahmy, et al. plaintiffs v. Randy S. Kuhlmann, et al.defendants.
--------------------------------------------------------------------------
San Diego Superior Court Case No. 691635.

This putative class action was filed in the Superior Court of the State of California for the County of San Diego ("State Court") but not initially served on the Company. On November 17, 1995, the first amended complaint was filed and served on the Company.

On December 28, 1995, a co-defendant removed the case to the United States Bankruptcy Court for the Southern District of
California. On January 26, 1996, plaintiffs moved to remand the case to State Court. On April 11, 1997, the case was remanded to the San Diego Superior Court (San Diego Superior Court Case No. 691635.)

On May 20, 1996, plaintiffs filed a second amended complaint for (1) unlawful business practices; (2) fraudulent and unfair business practices; (3) false and misleading advertising; (4) fraud and deceit; (5) conspiracy to defraud; (6) negligence and negligent misrepresentation; (7)
violations of California Corporations Code section 25110; (8)
violations of California Corporations Code section 25400; (9)
professional negligence and legal malpractice; and (10) spoliation of evidence. The gravamen of the complaint is that Amtel conspired with its own officers and professionals, and with various telephone suppliers
(including the Company), to defraud investors in Amtel by operating a Ponzi scheme. Plaintiffs have filed a motion in state court for leave to file a second amended complaint, which is expected to contain the same allegations as the second amended complaint that was previously filed by the plaintiffs in the bankruptcy court. Plaintiffs' motion for class certification is currently scheduled on July 19, 1997. Discovery is still in its initial stages. The Company disputes liability and intends to defend this matter vigorously, although the Company cannot predict the ultimate outcome of this litigation.

William Polillo, et al. v. Elcotel, Inc.
----------------------------------------
(U.S. District Court for the Northern District of Illinois, No. 96C 2275, filed April 18, 1996).

William Polillo, Cecilia Polillo and Richard Reno filed this suit against the Company alleging that the Company's pay telephones infringe U.S. Patent No. 4,208,549 for a Coin Surveillance Apparatus. An Amended Complaint was filed against the Company on May 10, 1996. The Company filed an Answer and Counterclaim on May 28, 1996 denying infringement and asserting a counterclaim for a declaratory judgment of noninfringement and invalidity of the patent. On July 2, 1996, the plaintiffs' responded to the Company's counterclaim by denying the claims of noninfringement and invalidity. In May 1997 this case was settled and the case was dismissed with prejudice.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any , with respect to these actions will not materially affect the financial position or results of operations of the Company.

NOTE M - MAJOR CUSTOMERS:

For the year ended March 31, 1997, the Company had two customers which accounted for approximately 24% of net sales. For the year ended March 31, 1996, there were no customers which individually accounted for more than 10% of net sales. During the year ended March 31, 1995, the Company had one customer which accounted for approximately 13% of net sales.

NOTE N - CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of notes receivable. In order to minimize this risk, the Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, primarily the phone and related enclosures. At March 31, 1997, the Company had three customers with accounts receivable totalling $1,333, $628, and $589, respectively. At March 31, 1996, the Company had one customer with notes receivable totalling approximately $1,550, net of a specific allowance (see Note B).

NOTE O - SHAREHOLDERS' EQUITY:

During the year ended March 31, 1997, shareholders' equity increased as a result of a net profit of $1,628, by the exercise of 201,729 stock options less 28,046 shares surrendered at prices between $.75 and $3.50 per share for a total of $217, $175 related to the tax benefit from exercise of stock options, and $49 for the fair value of options granted to directors.

NOTE P - SAVINGS PLAN:

During fiscal 1994, the Company began a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their pre-tax earnings. The Company will match 50% of the employees' contribution, up to an additional 2% of the eligible employees' compensation. An employee begins vesting after having completed two years of employment with the Company, at the rate of 25% per year, and is 100% vested after having completed five years of employment with the Company. Total plan expense was approximately $104, $79 and $57, respectively for the fiscal years ended March 31, 1997, 1996 and 1995.

NOTE Q - SALES BY GEOGRAPHIC LOCATION:

The Company sells its payphone products both in the United States and internationally. United States sales of international payphones includes products sold to United States customers for resale in international markets. In fiscal 1997, 1996, and 1995, the Company's revenues by geographic regions were as follows:


                                          Years ended March 31,
                                     ----------------------------
                                        1997      1996      1995
                                     --------  --------  --------

     United States                   $ 18,792  $ 19,834  $  3,200
     United States sales of
          international payphones       2,796       285         -
     Canada and Latin America           1,763       521     1,520
     Europe, Middle East and Africa        99       397        11
     Asia, Pacific and Other Areas      3,382       425       359
                                     --------  --------  --------

          Total export sales         $ 26,832  $ 21,462  $ 25,090
                                     ========  ========  ========

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS:

Cash and short-term investments
--------------------------------

The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term debt
----------------

The fair value of the Company's long term debt is estimated based on the borrowing rates available to the Company for bank loans with similar terms and average maturities. The carrying value at March 31, 1997 and 1996 approximates fair value.

		    INDEX TO EXHIBITS



Exhibit
Number  Description                  Incorporated by Reference to
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

Exhibit
Number  Description                  Incorporated by Reference to
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
	  N.A. dated August 31, 1995.

10.7  Replacement Promissory Note    Exhibit 10.5 to Quarterly Report on Form
      between Registrant and         10-QSB for the quarter ended September 30,
      NationsBank of Florida, N.A.   1995.
      dated August 31, 1995.

Exhibit
Number  Description                  Incorporated by Reference to
----- ----------------------------   ------------------------------
10.8  Consolidation Promissory Note  Exhibit 10.4 to Quarterly Report on Form
      between Registrant and         10-QSB for the quarter ended September 30,
      NationsBank of Florida, N.A.   1994.
      dated August 31, 1994.

10.9  Renewal Promissory Note        Exhibit 10.2 to Quarterly Report on Form
      between Registrant and         10-QSB for the quarter ended September 30,
      NationsBank of Florida         1995.
      N.A. dated August 31, 1995.

10.10 Second Amendment to Loan       Exhibit 10.1 to Quarterly Report on
      Agreement and Third            Form 10-Q for the quarter ended
      Amendment to Collateral        September 30, 1996.
      Assignment and Security
      Agreement between Registant
      and NationsBank, N.A. (South)
      effective August 28, 1996.

10.11 Renewal Promissory Note        Exhibit 10.2 to Quarterly Report on
      between Registrant and         Form 10-Q for the quarter ended
      NationsBank, N.A. (South),     September 30, 1996.
      effective August 28, 1996.

21.1  Subsidiaries of the            Included in this Report
      Registrant.

23.1  Independent Auditors'          Included in this Report
      Consent.

27    Financial Data Schedule        Included in this Report.