Form 10-K/A
period 1997-03-31
ELCOTEL INC
filed 1997-07-02
CIK 801448

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                   AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED MARCH 31, 1997

        The undersigned registrant hereby amends Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K of its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for the sole purpose of filing a revised NOTE Q - SALES BY GEOGRAPHIC LOCATION to the Notes to Consolidated Financial Statements.

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


NOTE Q - SALES BY GEOGRAPHIC LOCATION:

The Company sells its payphone products both in the United States and internationally. United States sales of international payphones includes products sold to United States customers for resale in international markets. In fiscal 1997, 1996, and 1995, the Company's revenues by geographic regions were as follows:


                                          Years ended March 31,
                                     ----------------------------
                                        1997      1996      1995
                                     --------  --------  --------

     United States                   $ 18,787  $ 19,926  $ 23,168
     United States sales of
          international payphones       2,796       298        50
     Canada and Latin America           1,763       521     1,520
     Europe, Middle East and Africa        99       396        11
     Asia, Pacific and Other Areas      3,387       321       341
                                     --------  --------  --------

          Total export sales         $ 26,832  $ 21,462  $ 25,090
                                     ========  ========  ========


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SIGNATURES
			    ----------

					ELCOTEL, INC.

Dated:  July 2, 1997                    By:   /s/ Ronald M. Tobin
					-------------------------
					Ronald M. Tobin
					Chief Financial Officer