Form 10-K/A
period 1997-03-31
ELCOTEL INC
filed 1997-07-09
CIK 801448

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

                   AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED MARCH 31, 1997

        The undersigned registrant hereby amends Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K of its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for the sole purpose of filing a revised NOTE F - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES to the Notes to Consolidated Financial Statements.

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


NOTE F - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

                                                   March 31,
                                         -------------------------
                                                1997         1996
                                            --------     --------
     Payroll, payroll taxes and severance   $    773     $    480
     Professional fees                           157          100
     Commissions to international
        representative                           188            6
     Interest expense                              3            6
     Warranty                                    295          311
     Income and other taxes                       45            7
     Customer advances                           144          214
     Other                                        10           10
                                            --------     --------
                                            $  1,615     $  1,134
                                            ========     ========


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SIGNATURES
			    ----------

					ELCOTEL, INC.

Dated:  July 9, 1997                    By:   /s/ Ronald M. Tobin
					-------------------------
					Ronald M. Tobin
					Chief Financial Officer