Form 10-Q
period 1997-06-30
ELCOTEL INC
filed 1997-08-13
CIK 801448

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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

The number of shares of the issuer's Common Stock outstanding as of August 12, 1997 was 8,182,216.



                          PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                       June 30,        March 31,
                                        1997             1997
                                     -----------      -----------
                                     (Unaudited)      (See Note)


ASSETS

CURRENT ASSETS
Cash and temporary investments              $1           $1,009
Accounts receivable, net                 4,824            4,678
Notes receivable, net                    2,423            1,318
Inventories                              3,561            2,733
Refundable income taxes                     95               95
Deferred tax asset                         692              692
Prepaid expenses and other current as      499              457
                                       -------          -------
    TOTAL CURRENT ASSETS                12,145           10,982

Property, plant and equipment, net       3,287            3,184
Notes receivable, noncurrent               692              711
Deferred tax asset                         799              799
Other assets                               281              268
                                       -------          -------
                                       $17,204          $15,944
                                       =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses   $3,295           $2,886
Line of credit                             525               -
Current portion of long-term debt          199              199
                                       -------          -------
    TOTAL CURRENT LIABILITIES            4,019            3,085
                                       -------          -------
LONG TERM DEBT, less current portion       183              232
                                       -------          -------
SHAREHOLDERS' EQUITY:
  Common Stock                              82               82
  Additional paid-in capital            11,160           11,160
  Retained earnings                      1,937            1,562
  Less treasury stock                     (177)            (177)
                                       -------          -------
                                        13,002           12,627
                                       -------          -------
                                       $17,204          $15,944
                                       =======          =======

           Note: The balance sheet at March 31, 1997, has been derived from the audited financial statements.



                  See Notes to Condensed Consolidated Financial Statements



                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)

                                  (Unaudited)


                                               Three Months Ended
                                                     June 30,
                                             -----------------------
                                              1997            1996
                                             ------           ------

NET SALES                                    $6,753           $5,551
                                             ------           ------
COSTS AND EXPENSES:
    Cost of sales                             3,838            3,254
    Research and development                    708              545
    Selling, general and
      administrative                          1,695            1,480
                                             ------           ------
TOTAL COSTS AND EXPENSES                      6,241            5,279
                                             ------           ------
PROFIT FROM OPERATIONS                          512              272

INTEREST INCOME, net                             63               30
                                             ------           ------
PROFIT BEFORE INCOME TAXES                      575              302

INCOME TAX PROVISION                            200              105
                                             ------           ------
NET PROFIT                                     $375             $197
                                             ======           ======
NET PROFIT PER COMMON AND COMMON
    EQUIVALENT SHARE                          $0.05            $0.02
                                             ======           ======
WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING      8,301            8,279
                                             ======           ======













              See Notes to Condensed Consolidated Financial Statements


                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                               (in thousands)

                                (Unaudited)


                                               Three Months Ended
                                                     June 30,

                                                1997              1996
                                               ------            ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit                                    $375              $197
  Adjustments to reconcile net profit
    to net cash provided from operations:
      Depreciation and amortization              105                89
      Provision for doubtful accounts            (15)              (30)


  Change in operating assets and liabilities:
    Accounts receivable                         (131)              466
    Notes receivable                          (1,136)             (547)
    Inventories                                 (828)             (103)
    Prepaid expenses and other
      current assets                             (42)              184
    Accounts payable and accrued expenses        409               (72)
    Other, net                                   (13)             (192)
                                               ------            ------
      Net cash flow used in operations         (1,276)              (8)
                                               ------            ------



CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment     (208)             (35)
                                               ------            ------
      Net cash flow used in investing
        activities                               (208)             (35)
                                               ------            ------







                        ELCOTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                               (in thousands)

                                (Unaudited)

                                (continued)


                                               Three Months Ended
                                                     June 30,
                                                1997              1996
                                               ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds related to
    short-term borrowings                        525               125
  Payments on long-term debt                     (49)             (216)
  Issuance of common stock                         -                41
                                               ------            ------
    Net cash flow used in
      financing activities                       476               (50)
                                               ------            ------
    Net decrease in cash and
       temporary investments                  (1,008)              (93)

    Cash and temporary investments at
      beginning of year                        1,009               232
                                               ------            ------
    Cash and temporary investments at
      end of quarter                              $1              $139
                                               ======            ======
ADDITIONAL CASH FLOW INFORMATION:
  Cash Paid During the period for:
    Interest                                     $11               $49
    Income taxes                                   -                 -


















                  See Notes to Condensed Consolidated Financial Statements



                  ELCOTEL, INC. AND SUBSIDIARIES
                  -------------------------------

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except for share amounts)

                             (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of June 30, 1997, and the consolidated statements of operations for the three month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the three month periods ended June 30, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the three month period ended June 30, 1997, are not necessarily indicative of the results for the full fiscal year.


NOTE B.  INVENTORIES:

     Inventories by stage of completion are as follows:

                                             June 30,       March 31,
                                                1997          1997
                                             --------       --------

       Finished products                      $  548        $  569
       Work-in-process                           405           248
       Purchased components                    2,608         1,916
                                             -------       -------

                                              $3,561        $2,733
                                             =======       =======

NOTE C.  SHAREHOLDERS' EQUITY:

During the three month period ended June 30, 1997, shareholders' equity increased as a result of a net profit of $375.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.
            -----------------------------------------------

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
---------------------------------------------------------------------

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

Results of Operations
---------------------
(Dollars in thousands)

Quarter ended June 30, 1997, compared to the quarter ended June 30, 1996:

Net sales for the quarter ended June 30, 1997 ("first quarter 1998"), increased to $6,753 from $5,551 for the quarter ended June 30, 1996 ("first quarter 1997"), an increase of $1,202, or approximately 22%, principally as a result of an increase in sales of complete payphones of approximately 69% offset by a decrease in sales of electronic assemblies of approximately 8%. Unit sales of complete payphones increased by approximately 61% while unit sales of electronic assemblies decreased by approximately 13%. Average selling prices of payphones in the quarter were approximately 5% higher than in the same quarter last year and average selling prices of electronic assemblies were approximately 6% higher than last year. Sales to international customers accounted for 6% of net sales for the first quarter 1998 as compared to 10% for the first quarter 1997. This represented a 24% decrease in international sales as compared to the first quarter 1997.

Cost of sales as a percentage of net sales decreased from 59% for the first quarter 1997 to 57% for the first quarter 1998, due to the higher volume of payphones sold during the quarter as well as the higher selling prices of payphones and electronic assemblies.

Research and development costs increased by $163, or approximately 30%, from $545 in the first quarter 1997 to $708 in the first quarter 1998 prinicipally due to the hiring of additional development staff during the quarter. Selling, general and administrative expenses increased by $215, or approximately 15%, from $1,480 in the first quarter 1997 to $1,695 in the first quarter 1998 principally as a result of additional staff and related expenses in support of the Company's increased sales activities. Interest income increased by $5, or approximately 7%, from $73 in first quarter 1997 to $78 in first quarter 1998 due to an
increase in the Company's note receivable portfolio.   Interest expense
decreased by $28, or approximately 65%, from $43 in first quarter 1997 to $15 in first quarter 1998 due to decreased borrowings against the Company's line of credit facility with its bank.

Liquidity and Capital Resources
-------------------------------
(Dollars in thousands)

Current assets increased by $1,163, or approximately 11%, from $10,982 at March 31, 1997 to $12,145 at June 30, 1997, predominantly from an increase in accounts receivable of $146, an increase of $1,155 in notes receivable and an increase of $828 in inventories, partially offset by a decrease of $1,008 in cash. Current liabilities increased by $934, or approximately 30%, from $3,085 at March 31, 1997 to $4,019 at June 30, 1997 predominantly from an increase in accounts payable and accrued expenses of $409 and borrowing under the Company's line of credit facility with its bank of $525.

Since August 31, 1994 the Company has had a $2,000 working capital line of credit collateralized by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at the bank's floating 30 day libor rate plus 2.75%. The Company borrows against and repays the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1998 ranging from zero to $525. The Company believes its lender will renew the line of credit when it matures on August 31, 1997.

In addition, on August 31, 1995, the Company refinanced its mortgage note with its lender without changing the maturity date of May 23, 1999, but lowering its interest rate to a fixed rate of 8.50% from the floating rate of 9.25% as of the closing date for the remainder of the original five year term.

The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through June 30, 1998.

New Accounting Pronouncements
-----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires disclosure of basic earnings per share based on income available to common stockholders and the weighted average number of common shares outstanding during the period, and diluted earnings per share based on income available to common stockholders and the weighted average number of common and dilutive potential common shares outstanding during the period. The adoption of SFAS 128 is required for fiscal years ending after December 15, 1997, and earlier adoption is not permitted. The adoption of SFAS 128 is not expected to have a material effect on the Company's results of operations or financial position.

Also, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 129 requires a Company to explain the privileges and rights of its various outstanding securities, the number of shares issued upon conversion, exercise or satisfaction of required conditions during the most recent annual fiscal period, liquidation preferences of preferred stock and other matters with respect to preferred stock. Although the statement is effective for periods ending after December 15, 1997, the Company's financial statement disclosures are in compliance with SFAS 129.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business during a period from transactions and events and circumstances from non-owner sources, and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is not expected to have a material effect on the Company's results of operations or financial position.

Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires public entities to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers, in complete financial statements and in condensed interim financial statements issued to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 is not expected to have a material effect on the Company's results of operations or financial position.

                     PART II - OTHER INFORMATION
                     ---------------------------

Item 1.     Legal Proceedings
            -----------------

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

       On or about April 11, 1997, the case was remanded to the San Diego Superior Court (San Diego Superior Court Case No. 691635). Plaintiffs have filed a motion in state court for leave to file a third amended complaint, which is expected to contain the same allegations as the second amended complaint that was previously filed by plaintiffs in the bankruptcy court. In July 1997 plaintiffs' motion for class certification was tentatively denied, without prejudice. Discovery is still in its initial stages. The Company disputes liability and intends to defend this matter vigorously, although the Company cannot predict the ultimate outcome of this litigation.


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


                                           Elcotel, Inc.
                                           ----------------
                                           (Registrant)


Date:  August 13, 1997                     By:  /s/ Ronald M. Tobin
                                           Ronald M. Tobin

                                           Vice President
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)