Form 10-Q/A
period 1997-06-30
ELCOTEL INC
filed 1997-08-26
CIK 801448

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

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

                 AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1997

        The undersigned registrant hereby amends Item 1. Financial Statements of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 for the the sole purpose of filing a revision to the CONDENSED CONSOLIDATED BALANCE SHEETS as of June 30, 1997.



                          PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                        ELCOTEL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                       June 30,        March 31,
                                        1997             1997
                                     -----------      -----------
                                     (Unaudited)      (See Note)


ASSETS

CURRENT ASSETS
Cash and temporary investments              $1           $1,009
Accounts receivable, net                 4,824            4,678
Notes receivable, net                    2,473            1,318
Inventories                              3,561            2,733
Refundable income taxes                     95               95
Deferred tax asset                         692              692
Prepaid expenses and other current as      499              457
                                       -------          -------
    TOTAL CURRENT ASSETS                12,145           10,982

Property, plant and equipment, net       3,287            3,184
Notes receivable, noncurrent               692              711
Deferred tax asset                         799              799
Other assets                               281              268
                                       -------          -------
                                       $17,204          $15,944
                                       =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses   $3,295           $2,886
Line of credit                             525               -
Current portion of long-term debt          199              199
                                       -------          -------
    TOTAL CURRENT LIABILITIES            4,019            3,085
                                       -------          -------
LONG TERM DEBT, less current portion       183              232
                                       -------          -------
SHAREHOLDERS' EQUITY:
  Common Stock                              82               82
  Additional paid-in capital            11,160           11,160
  Retained earnings                      1,937            1,562
  Less treasury stock                     (177)            (177)
                                       -------          -------
                                        13,002           12,627
                                       -------          -------
                                       $17,204          $15,944
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


                                           Elcotel, Inc.
                                           ----------------
                                           (Registrant)


Date:  August 26, 1997                     By:  /s/ Ronald M. Tobin
                                           Ronald M. Tobin

                                           Vice President
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)