Form 10-Q
period 1997-09-30
ELCOTEL INC
filed 1997-11-14
CIK 801448

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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

The number of shares of the issuer's Common Stock outstanding as of November 3, 1997 was 8,210,352.


                         PART I  - FINANCIAL INFORMATION
                         -------------------------------
Item 1.  Financial Statements

                          ELCOTEL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (in thousands)

                                     September 30,    March 31,
                                        1997             1997
                                     -----------     ------------
                                     (Unaudited)      (See Note)

ASSETS
CURRENT ASSETS
Cash and temporary investments            $119           $1,009
Accounts receivable, net                 5,955            4,678
Notes receivable                         2,605            1,318
Inventories                              8,846            2,733
Refundable income taxes                     95               95
Deferred tax asset                         692              692
Prepaid expenses and other current as      634              457
                                       -------          -------
    TOTAL CURRENT ASSETS                18,946           10,982

Property, plant and equipment, net       3,763            3,184
Notes receivable, noncurrent             1,071              711
Deferred tax asset                         799              799
Other assets                             2,094              268
                                       -------          -------
                                       $26,673          $15,944
                                       =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses   $5,454           $2,886
Acquisition payable                      3,426              -
Line of credit                           1,425              -
Current portion of long-term debt          199              199
                                       -------          -------
    TOTAL CURRENT LIABILITIES           10,504            3,085
                                       -------          -------
Long term component of acquis. Payable   2,614              -
Long term debt, less current portion       133              232
                                       -------          -------
    TOTAL LONG TERM LIABILITIES          2,747              232

SHAREHOLDERS' EQUITY:
  Common Stock                              83               82
  Additional paid-in capital            11,161           11,160
  Retained earnings                      2,355            1,562
  Less treasury stock                     (177)            (177)
                                       -------          -------
                                        13,422           12,627
                                       -------          -------
                                       $26,673          $15,944
                                       =======          =======

Note: The balance sheet at March 31, 1997, has been derived from the audited consolidated financial statements.
                                   1

                See  Notes to Condensed Consolidated Financial Statements



                      ELCOTEL, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amount)

                                  (Unaudited)

                                 Three Months Ended  Six Months Ended
                                     September 30,      September 30,
                                 ------------------  ------------------
                                    1997      1996      1997      1996
                                   ------    ------   -------   -------

NET SALES                          $7,630    $6,101   $14,383   $11,652
                                   ------    ------   -------   -------
COSTS AND EXPENSES:
    Cost of sales                   4,175     3,781     8,013     7,035
    Research and development          834       695     1,542     1,240
    Selling, general and
      administrative                2,036     1,168     3,731     2,648
                                   ------    ------   -------   -------
TOTAL COSTS AND EXPENSES            7,045     5,644    13,286    10,923
                                   ------    ------   -------   -------
PROFIT FROM OPERATIONS                585       457     1,097       729

INTEREST INCOME, net                   60        46       123        76
                                   ------    ------   -------   -------
PROFIT BEFORE INCOME TAXES            645       503     1,220       805

INCOME TAX PROVISION                  227       177       427       282
                                   ------    ------   -------   -------
NET PROFIT                           $418      $326      $793      $523
                                   ======    ======   =======   =======
NET PROFIT PER COMMON AND COMMON
    EQUIVALENT SHARE                $0.05     $0.04     $0.10     $0.06
                                   ======    ======   =======   =======
WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING                      8,377     8,310     8,339     8,294
                                   ======    ======   =======   =======










                                  2

         See  Notes to Condensed Consolidated Financial Statements


                         ELCOTEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                     (Unaudited)

                                                  Six Months Ended
                                                    September 30,
                                             --------------------------
                                               1997              1996
                                             -------           -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit                                    $793              $523
  Adjustments to reconcile net profit
    to net cash (used in)/provided
    from operations:
      Depreciation and amortization              219               185
      Provision for doubtful accounts            264              (333)


  Change in operating assets and liabilities
  (exclusive of acquisition assets):
    Accounts receivable                       (1,541)              282
    Notes receivable                          (1,647)             (657)
    Inventories                               (2,114)               69
    Prepaid expenses and other
      current assets                            (177)             (218)
    Accounts payable and accrued expenses      2,568               220
    Other, net                                  (285)              (10)
                                              -------           -------
      Net cash flow (used in)/provided
      from operations                         (1,920)               61
                                              -------           -------



CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment    (298)             (210)
                                              -------           -------
      Net cash flow used in
      investing activities                      (298)             (210)
                                              -------           -------










                                   3

                         ELCOTEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                     (Unaudited)

                                     (continued)

                                                  Six Months Ended
                                                    September 30,
                                             --------------------------
                                               1997              1996
                                             -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments)/proceeds related
   to short-term borrowings                    1,425               215
  Payments on long-term debt                     (99)             (433)
  Issuance of common stock                         2               144
                                              -------           -------
    Net cash flow (provided by)/used in
      financing activities                     1,328               (74)
                                              -------           -------
    Net decrease in cash and
       temporary investments                    (890)             (223)

    Cash and temporary investments at
      beginning of year                        1,009               232
                                              -------           -------
    Cash and temporary investments at
      end of quarter                            $119                $9
                                              =======           =======
ADDITIONAL CASH FLOW INFORMATION:
  Cash Paid During the period for:
    Interest                                     $40               $37
    Income taxes                                 104                -

  Supplemental Disclosure of Non-cash Transactions:
    Acquisition of assets in exchange for
      assumption of related liabilities:
        Inventories                            3,999                -
        Equipment and tooling                    500                -
        Intangible Assets                      1,541                -









                                   4

                  See  Notes to Condensed Consolidated Financial Statements


                  ELCOTEL, INC. AND SUBSIDIARIES
                  ------------------------------

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except for share amounts)

                             (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of September 30, 1997, and the consolidated statements of operations for the three and six month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended September 30, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the six month period ended September 30, 1997, are not necessarily indicative of the results for the full fiscal year.


NOTE B.  INVENTORIES:

     Inventories by stage of completion are as follows:
                                            September 30,       March 31,
                                                1997              1997

       Finished products                        $ 4,702           $569
       Work-in-process                            1,067            248
       Purchased components                       3,077          1,916
                                                -------        -------
                                                 $8,846         $2,733
                                                =======        =======

NOTE C.  SHAREHOLDERS' EQUITY:

During the six-month period ended September 30, 1997, shareholders' equity increased as a result of a net profit of $793, and employee exercises of stock options at prices between $1.81 per share and $3.50 per share for a total of $2.

NOTE D.  ACQUISITION OF ASSETS:

On September 30, 1997, the Company acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business. The purchase price, including estimated acquisition expenses of $150, was $6,040, subject to adjustment based on the difference between the book value of inventories determined pursuant to the acquisition agreement and $3,849. Assets acquired from Lucent included inventories, machinery, equipment, tooling and certain other assets related to the payphone manufacturing and component parts business conducted by Lucent, as well as a license of certain patent and other intellectual property rights related thereto.

On October 2, 1997, the Company borrowed an aggregate of $6,850 under the terms of bank promissory notes to finance the Lucent acquisition, including acquisition expenses, debt issuance expenses of $57 and other general corporate activities, including acquisition of equipment.
These notes consisted of an installment note in the principal amount of $3,050 payable in eighty four equal monthly installments of $37, a term note in the principal amount of $2,850 due March 31, 1998 and a term note in the principal amount of $950 due March 31, 1998. The notes are collateralized by the assets of the Company and bear interest at the bank's floating 30 day Libor rate plus 2.25% (7.9% upon issuance). Proceeds from these aforementioned notes were used to pay the purchase price, including expenses, and the debt issuance expenses related to the Lucent acquisition, which aggregated $6,094. At September 30, 1997, the purchase price of $6,040 was classified on the condensed consolidated balance sheet as Acquisition Payable under current and long term liabilities in the amounts of $3,426 and $2,614, respectively.

A summary of the allocation of the purchase price to the assets acquired as of September 30, 1997, based on the Company's estimates of their fair value is set forth below.

       Inventories                                 $3,999
       Equipment and tooling                          500
       Intangible Assets                            1,541
                                                   ------

       Total purchase price                        $6,040
                                                   ======

The accompanying consolidated statements of operations for the three months and six months ended September 30, 1997 do not reflect the effects of the Lucent acquisition. Assuming the acquisition had occurred on April 1, 1997, the Company's net profit including pro forma adjustments for depreciation, interest and amortization of intangible assets for the three months ended September 30, 1997, would have approximated $281, or a profit of $0.03 per share, as compared with the reported net profit of $418, or a profit of $0.05 per share, excluding pro forma adjustments, and for the six months ended September 30, 1997, the Company's net profit including these pro forma adjustments, would have approximated $517, or a profit of $0.06 per share, as compared with the reported net profit of $793, or a profit of $0.10 per share, excluding pro forma adjustments. The pro forma adjustments include an increase in the amortization of intangible assets of $65 and $130, respectively, for the three and six month periods, an increase in depreciation expense of $25 and $50, respectively, for the three and six month periods, an increase in interest expense of $121 and $245, respectively, for the three and six month periods, and a decrease in the income tax provision of $74 and $149, respectively, for the three and six month periods.

NOTE E.  PROPOSED MERGER:

On August 13, 1997, the Company, Technology Service Group, Inc., a Delaware corporation ("TSG"), and Elcotel Hospitality Service, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company ("Merger Subsidiary"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Subsidiary will be merged with and into TSG with TSG as the surviving corporation of such merger (the "Merger"), and as a result of the Merger, TSG will become a wholly-owned subsidiary of the Company. At the Effective Time (as defined in the Merger Agreement) of the Merger, each issued and outstanding share of common stock, par value $.01 per share (the "TSG Common Stock"), of TSG will be converted into the right to receive 1.05 shares of common stock, par value $.01 per share of the Company. Shareholders of record as of October 22, 1997, have been asked approve the merger at the Annual Meeting of Stockholders which will be held on December 5, 1997.

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

Results of Operations
---------------------
(Dollars in thousands)

Quarter ended September 30, 1997, compared to the quarter ended
September 30, 1996:

Net sales for the quarter ended September 30, 1997 ("second quarter 1998"), increased from $6,101 for the quarter ended September 30, 1996 ("second quarter 1997") to $7,630, an increase of $1,529, or approximately 25%, principally as a result of an increase in sales of complete payphones of approximately 53% and an increase in sales of electronic assemblies of approximately 14%. Unit sales of complete payphones increased by approximately 34% and unit sales of electronic assemblies increased by approximately 25%. Average selling prices of payphones in the quarter were approximately 15% higher than in the same quarter last year due to sales of phones to an international customer with additional features which commanded a higher selling price, while average selling prices of electronic assemblies in the quarter were approximately 25% lower than last year due to discounts given to qualified large quantity purchases of the Company's products. Sales to international customers accounted for approximately 28% of net sales for the second quarter 1998 as compared to approximately 34% for the second quarter 1997. International sales in the second quarter 1998 increased by approximately 5% compared to the second quarter 1997.

Cost of sales as a percentage of net sales decreased to 55% for the second quarter 1998 from 62% for the second quarter 1997, principally as a result of higher margins on sales of international payphones as compared with the second quarter 1997 and improved manufacturing variances.

Research and development costs increased by $139, or approximately 20%, from $695 in the second quarter 1997 to $834 in the second quarter 1998 due to the hiring of additional development staff and related expenses in support of the Company's development programs. Selling, general and administrative expenses increased by $868, or approximately 74%, from $1,168 in the second quarter 1997 to $2,036 in the second quarter 1998 principally as a result of a non-recurring reduction in the Company's provision for doubtful accounts that was recorded in the second quarter 1997 due to cash collection or product return of previously reserved amounts, the hiring of additional sales and marketing staff and expenses in support of domestic and international initiatives and increased costs of customer conferences. Interest income increased by $2, or approximately 2%, from $84 in the second quarter 1997 to $86 in
the second quarter 1998.   Interest expense decreased by $12, or
approximately 32%, from $38 in the second quarter 1997 to $26 in the second quarter 1998 due to decreased borrowings under the Company's line of credit facility with its bank.

Six months ended September 30, 1997, compared to the six months ended September 30, 1996:

Net sales for the six months ended September 30, 1997 ("six-months
1998"), increased from $11,652 for the six months ended September 30, 1996 ("six-months 1997") to $14,383, an increase of $2,731, or approximately 23%, principally as a result of an increase in sales of complete payphones of approximately 60% while sales of electronic assemblies were approximately the same as during the six-months 1997.
Unit sales of complete payphones increased by approximately 46% while unit sales of electronic assemblies were at the same level as during the six-months 1997. Average selling prices of payphones during the six-months 1998 were approximately 10% higher than during the six-months 1997 due to sales of phones to an international customer with additional features which commanded a higher selling price, while average selling prices of electronic assemblies were at the same level as during the six-months 1997. Sales to international customers accounted for approximately 18% of net sales for the six-months 1998 as compared to approximately 22% for the six-months 1997. International sales in the six-months 1998 decreased by approximately 1% compared to the six-months 1997.

Cost of sales as a percentage of net sales decreased to 56% for the six-months 1998 from 60% for the six-months 1997, principally as a result of higher margins on sales of both domestic and international payphones as compared with last year.

Research and development costs increased by $302, or approximately 24%, from $1,240 in the six-months 1997 to $1,542 in the six-months 1998 due to the hiring of additional development staff and related expenses in support of the Company's development programs. Selling, general and administrative expenses increased by $1,083, or approximately 41%, from $2,648 in the six-months 1996 to $3,731 in the six-months 1998 principally as a result of a non-recurring reduction in the Company's provision for doubtful accounts that was recorded in the second quarter 1997 due to cash collection or product return of previously reserved amounts, the hiring of additional sales and marketing staff and related expenses in support of domestic and international initiatives and increased costs of customer conferences. Interest income increased by $8, or approximately 5%, from $156 in the six-months 1997 to $164 in six-months 1998 due to an increase in the Company's note receivable
portfolio.   Interest expense decreased by $39, or approximately 49%,
from $80 in the six-months 1996 to $41 in the six-months 1997 due to decreased borrowings under the Company's line of credit facility with its bank.

Liquidity and Capital Resources
-------------------------------
(Dollars in thousands)

Acquisition of Assets:

On September 30, 1997, the Company acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business. The purchase price, including estimated acquisition expenses of $150, was $6,040, subject to adjustment based on the difference between the book value of inventories determined pursuant to the acquisition agreement and $3,849. Assets acquired from Lucent included inventories, machinery, equipment, tooling and certain other assets related to the payphone manufacturing and component parts business conducted by Lucent, as well as a license of certain patent and other intellectual property rights related thereto.

On October 2, 1997, the Company borrowed an aggregate of $6,850 under the terms of bank promissory notes to finance the Lucent acquisition, including acquisition expenses, debt issuance expenses of $57 and other general corporate activities, including acquisition of equipment.
These notes consisted of an installment note in the principal amount of $3,050 payable in eighty four equal monthly installments of $37, a term note in the principal amount of $2,850 due March 31, 1998 and a term note in the principal amount of $950 due March 31, 1998. The notes are collateralized by the assets of the Company and bear interest at the bank's floating 30 day Libor rate plus 2.25% (7.9% upon issuance). Proceeds from these aforementioned notes were used to pay the purchase price, including expenses, and the debt issuance expenses related to the Lucent acquisition, which aggregated $6,094. At September 30, 1997, the purchase price of $6,040 was classified on the condensed consolidated balance sheet as Acquisition Payable under current and long term liabilities in the amounts of $3,426 and $2,614, respectively.

A summary of the allocation of the purchase price to the assets acquired as of September 30, 1997, based on the Company's estimates of their fair value is set forth below.

       Inventories                                 $3,999
       Equipment and tooling                          500
       Intangible Assets                            1,541
                                                   ------
       Total purchase price                        $6,040
                                                   ======

The accompanying consolidated statement of operations for the three months and six months ended September 30, 1997 do not reflect the effects of the Lucent acquisition. Assuming the acquisition had occurred on April 1, 1997, the Company's net profit including pro forma adjustments for depreciation, interest and amortization of intangible assets for the three months ended September 30, 1997, would have approximated $281, or a profit of $0.03 per share, as compared with the reported net profit of $418, or a profit of $0.05 per share, excluding pro forma adjustments, and for the six months ended September 30, 1997, the Company's net profit including these pro forma adjustments, would have approximated $517, or a profit of $0.06 per share, as compared with the reported net profit of $793, or a profit of $0.10 per share, excluding pro forma adjustments. The pro forma adjustments include an increase in the amortization of intangible assets of $65 and $130, respectively, for the three and six month periods, an increase in depreciation expense of $25 and $50, respectively, for the three and six month periods, an increase in interest expense of $121 and $245, respectively, for the three and six month periods, and a decrease in the income tax provision of $74 and $149, respectively, for the three and six month periods.

Liquidity:

The Company's current assets increased by $7,964, or approximately 73%, from $10,982 at March 31, 1997 to $18,946 at September 30, 1997,
predominantly from an increase in accounts receivable of $1,277 and an increase of $1,287 in notes receivable (both of which resulted from the higher level of sales), an increase of $177 in prepaid expenses and an increase of $6,113 in inventory (approximately $4,000 of which related to the Lucent acquisition), partially offset by a reduction in cash of $890. Current liabilities increased by $7,419, or approximately 240%, from $3,085 at March 31, 1997 to $10,504 at September 30, 1997
predominantly from an increase in drawing against the Company's line of credit of $1,425, an increase in accounts payable and accrued expenses of $2,568, and $3,426 reflecting the current amount payable for the Lucent acquisition.

Since August 31, 1995 the Company has had a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit is at the bank's floating 30 day Libor rate plus 2.75%. The Company borrows against and repays the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1998 ranging from $0 to $1,535. The line of credit was renewed effective August 28, 1996 and was to mature on August 31, 1997. On August 18, 1997, the Company's lender extended the maturity date of the line of credit for ninety days in contemplation of the refinancing described below.

On October 2, 1997, the Company borrowed an aggregate of $6,850 under bank promissory notes in connection with financing the Lucent acquisition described above. $3,050 of that bank debt is payable in 84 equal monthly installments ending October 2, 2004 and an aggregate principal amount of $3,800 is represented by two term notes that are due on March 31, 1998. See "Acquisition of Assets" for a more complete description of these bank promissory notes.

On August 13, 1997, the Company entered into a Plan and Agreement of Merger with Elcotel Hospitality Service, Inc., a direct wholly-owned subsidiary of the Company ("EHS"), and Technology Service Group, Inc. ("TSG") pursuant to which EHS will merge into TSG, following which TSG will become a wholly-owned subsidiary of the Company. See Note E to the Company's financial statements. In connection with such merger, the Company is seeking to refinance with one bank the existing bank indebtedness of TSG to its bank and the existing bank indebtedness of the Company to its bank. In connection with such proposed refinancing, the Company has received a commitment from a bank for a five year $15 million revolving line of credit. The Company believes that it may also refinance its existing mortgage indebtedness which has a maturity date of May 1999.

The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through September 30, 1998, assuming the closing of a new loan facility with terms consistent with the commitment for the proposed refinancing described above.

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

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 1.     Legal Proceedings

       Nogah Bethlahmy, et al. plaintiffs v. Randy S. Kuhlmann, et al. defendants. San Diego Superior Court Case No. 691635.

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

        On September 30, 1997, the Company's motion to dismiss the plaintiffs' third amended complaint was granted, in part, and those portions of the complaint were dismissed with prejudice. On October 3, 1997, the Company filed its answer to the remaining causes of action to the plaintiffs' third amended compaint. In July 1997 plaintiffs' motion for class certification was tentatively denied, without prejudice, but the court has permitted the plaintiffs to obtain additional evidence which the court may use to reconsider the court's previous denial of plaintiffs' motion to certify the class. Discovery is still in its initial stages. The Company disputes liability and intends to defend this matter vigorously, although the Company cannot predict the ultimate outcome of this litigation.

Item 5.     Other Information

       On October 9, 1997 the Federal Communications Commission (the "FCC") issued an order addressing certain issues with respect to payphone compensation previously remanded to it by the Court of Appeals. The FCC set the per call compensation rate at $.284 per call during the period October 7, 1997 through October 6, 1999. After that period, the compensation rate would be whatever is charged at the phone for a local call, less $.066, the amount the FCC determined to be the avoided cost in completing a non-coin call. The FCC must still determine the compensation rate for the period November 6, 1996 through October 6, 1997 and which carriers must pay compensation for that period. It is likely that the FCC's latest action may also be challenged in court. The ultimate outcome with respect to per call compensation will have a significant impact on the business and operations of the Company's customers. Elimination or significant reductions in the amount, or delays in the payment, of per call compensation may reduce demand for payphones and the ability of the Company to collect its receivables from its customers.

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            None

       (b)  Reports on Form 8-K:

            On July 10, 1997, a Current Report on Form 8-K was filed in connection with the United States Court of Appeals decision on appeals of certain portions of an order issued in September, 1996 by the Federal Communications Commision changing the regulatory regime for the payphone industry pursuant to the Telecommunications Act of 1996.

            On August 19, 1997, a Current Report on Form 8-K was filed in connection with the Registrant's signing of an Agreement and Plan of Merger between the Registrant, Elcotel Hospitality Service, Inc., a direct wholly owned subsidiary of the Registrant ("EHS"), and Technology Service Group, Inc. ("TSG") pursuant to which EHS would merge into TSG and TSG would become a wholly owned subsidiary of the Registrant.

                          SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Elcotel, Inc.
                                           ------------------------
                                           (Registrant)


Date: November 14, 1997                    By:  /s/ Ronald M. Tobin
                                           ------------------------
                                           Ronald M. Tobin

                                           Vice President
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)