Form 10-Q
period 1997-12-31
ELCOTEL INC
filed 1998-02-17
CIK 801448

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                      Commission File No. 0-15205
                                          -------

                              ELCOTEL, INC.
          (Exact name of registrant as specified in its charter)

        Delaware                                                59-2518405
------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                6428 Parkland Drive, Sarasota, Florida 34243
              ----------------------------------------------
                  (Address of principal executive offices)
                                (Zip Code)

                             (941) 758-0389
                       --------------------------
          (Registrant's telephone number, including area code)

                             Not Applicable
  ----------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)


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

The number of shares of the issuer's Common Stock outstanding as of February 6, 1998 was 13,264,996.

                           PART I  - FINANCIAL INFORMATION
                           -------------------------------
Item 1.  Financial Statements
         --------------------

                  ELCOTEL, INC. AND SUBSIDIARIES
                  ------------------------------
              CONDENSED CONSOLIDATED BALANCE SHEETS
              -------------------------------------
                          (in thousands)
                                     December 31,     March 31,
                                        1997             1997
                                     ------------   ------------
                                     (Unaudited)

ASSETS
-------

CURRENT ASSETS
--------------
Cash and temporary investments            $311           $1,009
Accounts receivable, net                14,690            4,678
Notes receivable                         2,063            1,318
Inventories                             12,170            2,733
Refundable income taxes                     90               95
Deferred tax asset                       4,084              692
Prepaid expenses and other current as      743              457
                                      --------         --------
    TOTAL CURRENT ASSETS                34,151           10,982

Property, plant and equipment, net       4,648            3,184
Notes receivable, noncurrent               580              711
Deferred tax asset                          -               799
Goodwill                                23,201               -
Other assets                             9,523              268
                                      --------         --------
                                       $72,103          $15,944
                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable and accrued expenses   $8,754           $2,886
Current portion of long-term debt          128              199
                                      --------         --------
    TOTAL CURRENT LIABILITIES            8,882            3,085
                                      --------         --------
Deferred tax liability                     547               -
Acquisition costs payable                  325               -
Revolving credit line                   11,760               -
Long term debt, less current portion     1,787              232
                                      --------         --------
    TOTAL LONG TERM LIABILITIES         14,419              232
                                      --------         --------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value:
     Authorized 30,000,000 shares,
     Issued 13,253,178 shares and
     8,234,216
     shares, respectively                  132               82
  Additional paid-in capital            45,783           11,160
  Retained earnings                      3,064            1,562
  Less treasury stock                     (177)            (177)
                                      --------         --------
    TOTAL STOCKHOLDERS' EQUITY          48,802           12,627
                                      --------         --------
                                       $72,103          $15,944
                                      ========         ========
                                        1

              See Notes to Condensed Consolidated Financial Statements.


                  ELCOTEL, INC. AND SUBSIDIARIES
                  ------------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS
               -------------------------------------
              (in thousands, except per share amounts)

                                  (Unaudited)

                                  Three Months Ended  Nine Months Ended
                                     December 31,        December 31,
                                 -------------------  -----------------
                                    1997      1996      1997      1996
                                  -------   -------   -------   -------

NET SALES                         $13,592    $7,206   $27,975   $18,858
                                  -------   -------   -------   -------
COSTS AND EXPENSES:
    Cost of sales                   8,565     4,315    16,578    11,350
    Research and development        1,253       692     2,795     1,932
    Selling, general and
      administrative                2,481     1,398     6,200     4,033
    Amortization                      133         9       145        22
                                  -------   -------   -------   -------
TOTAL COSTS AND EXPENSES           12,432     6,414    25,718    17,337
                                  -------   -------   -------   -------
INCOME FROM OPERATIONS              1,160       792     2,257     1,521

INTEREST INCOME (EXPENSE), net        (61)       51        62       127
                                  -------   -------   -------   -------
INCOME BEFORE INCOME TAXES          1,099       843     2,319     1,648

INCOME TAX EXPENSE                    390       295       817       577
                                  -------   -------   -------   -------
NET INCOME                           $709      $548    $1,502    $1,071
                                  =======   =======   =======   =======
BASIC EARNINGS PER SHARE
------------------------
   NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE          $0.08     $0.07     $0.18     $0.13
                                  =======   =======   =======   =======
   WEIGHTED AVERAGE NUMBER
   OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING    8,932     8,111     8,433     8,073
                                  =======   =======   =======   =======
FULLY DILUTED EARNINGS PER SHARE
--------------------------------
   NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE          $0.08     $0.07     $0.17     $0.13
                                  =======   =======   =======   =======
   WEIGHTED AVERAGE NUMBER
   OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING    9,401     8,348     8,693     8,312
                                  =======   =======   =======   =======













                                        2

        See Notes to Condensed Consolidated Financial Statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------
                                (in thousands)

                                   (Unaudited)

                                                        Nine Months Ended
                                                            December 31,
                                                   ---------------------------
                                                      1997              1996
                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $1,502            $1,071
  Adjustments to reconcile net income
    to net cash (used for)/provided by
    operating activities:
      Depreciation and amortization                     492               285
      Provision for doubtful accounts                   441              (546)
      Change in operating assets and liabilities
      (net of acq. of Technology Service Group, Inc.)
        Accounts receivable                          (6,563)              (36)
        Notes receivable                               (801)              879
        Inventories                                  (2,947)             (405)
        Prepaid expenses and other
            current assets                             (588)              125
        Accounts payable and accrued expense         (2,306)            1,299
        Other, net                                   (1,722)              (86)
                                                   ---------         ---------
      Net cash flow (used for)/provided by
      operating activities                          (12,492)            2,586
                                                   ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment         (1,082)             (322)
  Net cash used for acquisition of
    Technology Service Group, Inc.                     (428)               -
                                                   ---------         ---------
      Net cash flow used for investing activities    (1,510)             (322)
                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds under revolving credit line and
    refinanced debt obligations                      11,760                -
  Net long term borrowings/(payments)                 1,484              (965)
  Issuance of common stock                               60               165
                                                   ---------         ---------
    Net cash flow (used for)/provided by
      financing activities                           13,304              (800)
                                                   ---------         ---------
    Net increase (decrease) in cash and
       temporary investments                           (698)            1,464
    Cash and temporary investments at
      beginning of period                             1,009               232
                                                   ---------         ---------
    Cash and temporary investments at
      end of period                                    $311            $1,696
                                                   =========         =========
ADDITIONAL CASH FLOW INFORMATION:
  Cash paid (refunded) during the period for:
    Interest                                           $200              $107
    Income taxes                                        490              (509)









                  ELCOTEL, INC. AND SUBSIDIARIES
                 -------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands, except for share amounts)

                            (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of December 31, 1997 and the consolidated statements of operations for the three and nine month periods ended December 31, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended December 31, 1997 and 1996 have been prepared by Elcotel, Inc. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997, and for all periods presented, have been made.

The condensed consolidated balance sheet at March 31, 1997 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the nine month period ended December 31, 1997 are not necessarily indicative of the results for the full fiscal year.


NOTE B.  ACQUISITIONS:

Technology Service Group, Inc.
------------------------------
On December 18, 1997, the Company acquired Technology Service Group, Inc. ("TSG"), a Delaware corporation, via the merger (the "Merger") of Elcotel Hospitality Services, Inc. ("EHS"), a wholly owned subsidiary of the Company, into TSG, pursuant to an Agreement and Plan of Merger dated as of August 13, 1997 (as amended) among the Company, TSG and EHS ("Merger Agreement"). Immediately following the consummation of the Merger, TSG became a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement each issued and outstanding share of common stock in TSG was converted into the right to receive 1.05 shares of common stock of the Company and in accordance with this formula, the Company is obligated to issue an aggregate of 4,944,292 shares of common stock pursuant to the Merger.

In addition, the Company has agreed to issue 80,769 shares of common stock in payment of certain acquisition expenses (30,769 of which have been issued as of December 31, 1997). The value of the shares of common stock not issued are reflected as Acquisition cost payable" in the Condensed Consolidated Balance Sheet. In addition, as a result of the Merger, holders of options and rights to purchase shares of common stock of TSG pursuant to TSG's option and stock purchase plans received options and rights to purchase, at a proportionately reduced per share exercise price, a number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG they were entitled to purchase immediately prior to the Merger under such options and rights. Similarly, holders of warrants to purchase shares of common stock of TSG received warrants to purchase, at a proportionately reduced per share exercise price, a number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG they were entitled to purchase immediately prior to the Merger under such warrants. The terms of the Merger Agreement were the result of arm's length negotiations.

A summary of the merger consideration (or purchase price) is set forth below.


     Issuance of 4,944,292 shares of common stock
          at a market price of $6.50 per share              $32,138

     Fair value of outstanding common stock
          warrants, options and purchase rights issued        2,595

     Estimated costs and expenses of the merger                 872
                                                            -------

     Total merger consideration                             $35,605
                                                            =======

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of $35,605 was allocated to the assets and liabilities of TSG as of the acquisition date based upon their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired of $23,225 was recorded as goodwill.

The Company has estimated the adjustments to allocate the merger consideration to the assets and liabilities of TSG based on their estimated fair values. The allocations are subject to final determinations based on independent appraisals and other evaluations of fair value as of the acquisition date. Therefore, the allocations reflected in the accompanying condensed consolidated balance sheet at December 31, 1997 may differ from the amounts ultimately determined. Differences between the amounts included herein and the final allocations are not expected to have a material effect on the Company's consolidated financial statements.

A summary of the book value of the assets and liabilities of TSG at December 18, 1997 as compared to their estimated fair values reflected in the accompanying condensed consolidated balance sheet at December 31, 1997 is set forth below.
                                                            Estimated
                                                   Book        Fair
                                                   Value      Value
                                                 --------   --------
      Cash and temporary investments                $239       $239
      Accounts receivable                          3,703      3,703
      Inventories                                 11,103      6,490
      Refundable income taxes                        469        469
      Deferred tax asset, current                    463      3,446
      Prepaid expenses and other current assets       12         12
      Property, plant and equipment                  662        782
      Intangible assets                            1,022      7,530
      Other assets                                    29         29
      Accounts payable and accrued expenses       (4,267)    (4,992)
      Borrowings under lines of credit            (3,970)    (3,970)
      Deferred tax liability, non-current             -      (1,358)
                                                 -------    -------
        Net assets acquired                        9,465     12,380
      Excess of purchase price over
      net assets acquired                          3,122     23,225
                                                 -------    -------
                Total                            $12,587    $35,605
                                                 =======    =======

The Company intends to discontinue certain products manufactured and marketed by TSG. The allocation of merger consideration to the estimated fair value of inventories has been decreased by $4,810 to reflect the estimated net realizable value of such inventories.

Identifiable intangible assets are comprised of TSG's trade names at an estimated fair value of $2,869, assembled workforce at an estimated fair value of $1,372, product software at an estimated fair value of $847, patented technology at an estimated fair value of $419 and customer contracts at an estimated fair value of $2,023.

At December 31, 1997, TSG had net operating loss carryforwards of $11,098 available to reduce future taxable income, which expire from 1998 to 2010. However, the utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $200 as a result of a previous change in ownership of TSG. Accordingly, future tax benefits of net operating loss carryforwards of approximately $2,909 will not be realized, and a corresponding valuation allowance has been provided in the purchase price allocation.

The fair value of accrued liabilities includes the estimated costs to terminate the employment of certain employees of TSG and to relocate certain employees and property of TSG. These costs have been estimated based on the Company's preliminary integration and consolidation plan. Employee termination costs reflecting the estimated cost of severance and salary continuation arrangements and related employee benefits have been estimated at $319. The costs of relocating employees and property of TSG have been estimated at $405.

The fair value of the intangible assets included in the allocation of the purchase price are being amortized over their estimated useful lives as follows:

       Goodwill                        35 years
       Trade names                     35 years
       Assembled workforce             35 years
       Product software                 5 years
       Patented technology              4 years
       Customer contracts            3.45 years

Lucent Technologies
-------------------
On September 30, 1997, the Company acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business. The purchase price, including estimated acquisition expenses of $150, was $6,040, subject to adjustment based on the difference between the book value of inventories determined pursuant to the acquisition agreement and $3,849. Assets acquired from Lucent included inventories, machinery, equipment, tooling and certain other assets related to the payphone manufacturing and component parts business conducted by Lucent, as well as a license of certain patent and other intellectual property rights related thereto.

On October 2, 1997, the Company borrowed an aggregate of $6,850 under the terms of bank promissory notes to finance the Lucent acquisition, including acquisition expenses, debt issuance expenses of $57 and other general corporate activities, including acquisition of equipment. These notes consisted of an installment note in the principal amount of $3,050 payable in eighty four equal monthly installments of $37, a term note in the principal amount of $2,850 due March 31, 1998 and a term note in the principal amount of $950 due March 31, 1998. The notes were collateralized by the assets of the Company and bore interest at the bank's floating 30 day Libor rate plus 2.25% (7.9% upon issuance). Proceeds from these aforementioned notes were used to pay the purchase price payable obligations recorded at September 30, 1997, acquisition expenses, and the debt issuance expenses related to the Lucent acquisition, which aggregated $6,094. On November 25, 1997, the Company repaid all of the aforementioned notes from the proceeds drawn under a $15,000 revolving credit line entered into on November 25, 1997 (see Note E).

A summary of the allocation of the purchase price to the assets acquired as of September 30, 1997, based on the Company's estimates of their fair values is set forth below.

         Inventories                             $3,999
         Equipment and tooling                      500
         Intangible Assets                        1,541
                                                 ------
         Total purchase price                    $6,040
                                                 ======

The accompanying consolidated statements of operations for the three months and nine months ended December 31, 1997 reflect the effects of the Lucent acquisition from the acquisition date.

    Pro Forma Results of Operations
    -------------------------------

The accompanying consolidated statements of operations for the three months and nine months ended December 31, 1997 includes the operating results of TSG and the effects of purchase of the assets from Lucent from the acquisition dates. Assuming these transactions had occurred on April 1, 1997, and April 1, 1996, respectively, the Company's pro forma results of operations for the nine months ended December 31, 1997 and 1996 would have been as follows:


                                          December 31,   December 31,
                                              1997           1996
                                              ----           ----

      Net Sales                             $ 47,669       $ 46,650
                                            ========       ========

      Net income (loss)                    ($     14)      $  1,397
                                            ========       ========

      Net income (loss) per share-Basic        $0.00          $0.11
                                            ========       ========

      Net income (loss) per share
                         -Fully Diluted        $0.00          $0.10
                                            ========       ========

The pro forma results of operations for the nine months ended December 31, 1997 include the operating results of TSG from April 1, 1997 to December 18, 1997 and pro forma adjustments consisting of an increase in amortization of goodwill and other intangible assets of $804 due to the increase in the basis of intangible assets and their estimated useful lives, a decrease in depreciation of $228 due to an increase in the basis of property and equipment and their estimated useful lives, a decrease in deferred tax expense of $1 resulting from the allocation to deferred tax assets and liabilities and a decrease in income tax expense of $182 to reflect the pro forma effect on income tax expense resulting from the acquisition. The pro forma adjustments related to the acquisition of Lucent's assets for the nine months ended December 31, 1997 include an increase in amortization of intangible assets of $130, an increase in depreciation of $50, an increase in interest expense of $245 and a decrease in income tax expense of $149.

The pro forma results of operations for the nine months ended December 31, 1996 include the operating results of TSG from April 1, 1996 to December 31, 1996 and pro forma adjustments consisting of an increase in amortization of goodwill and other intangible assets of $907 due to the increase in the basis of intangible assets and their estimated useful lives, a decrease in depreciation of $449 due to an increase in the basis of property and equipment and their estimated useful lives, a decrease in deferred tax expense of $11 resulting from the allocation to deferred tax assets and liabilities and a decrease in income tax expense of $189 to reflect the pro forma effect on income tax expense resulting from the acquisition. The pro forma adjustments related to the acquisition of Lucent's assets for the nine months ended December 31, 1996 include an increase in amortization of intangible assets of $195, an increase in depreciation of $75, an increase in interest expense of $368 and a decrease in income tax expense of $223.

NOTE C.  INVENTORIES:

     Inventories at December 31, 1997 and March 31, 1997 are
summarized as follows:
                                              December 31,   March 31,
                                                  1997         1997
                                                  ----         ----

         Finished products                      $ 1,805         $590
         Work-in-process                          3,343          257
         Purchased components                     7,022        1,986
                                                -------      -------

                                                $12,170       $2,733
                                                =======      =======



NOTE D.  STOCKHOLDERS' EQUITY:

Changes in stockholders' equity during the nine-month period ended December 31, 1997 are summarized as follows:

                                               Additional
                                        Common   Paid-In   Retained  Treasury
                                         Stock   Capital   Earnings    Stock    Total
                                        ------   -------   --------  --------   -------

     Balance at March 31, 1997            $82    $11,160     $1,562    ($177)   $12,627
     Issuance of 4,975,061 shares -
       acquisition of Technology Service
       Group, Inc. and payment of
       related acquisition expenses        50     34,883                         34,933
     Stock registration costs                       (320)                          (320)
     Issuance of 43,900 shares upon
       exercise of common stock
       options at prices between
       $1.81 and $6.1875 per share                    60                             60
     Net income for the period                                1,502               1,502
                                         ----    -------     ------    ------   -------
     Balance at December 31, 1997        $132    $45,783     $3,064    $(177)   $48,802
                                         ====    =======     ======    ======   =======

                                        9

NOTE E.  REFINANCING OF DEBT

On November 25, 1997, the Company entered into a restated loan agreement (the "Loan Agreement") with its bank and refinanced its then outstanding debt under a $2,000 working capital line of credit, a $3,050 term note due on October 2, 2004 and term notes of $3,800 that were due on March 31, 1998. In addition, on December 18, 1997, the Company retired TSG's outstanding bank indebtedness of $3,970 from proceeds drawn under the loan agreement. Under the terms of the Loan Agreement, the Company is able to borrow up to a maximum of $15,000 based on the value of eligible collateral under a revolving line of credit that matures on November 25, 2002. Indebtedness outstanding under the Loan Agreement is secured by substantially all the assets of the Company. Interest on amounts borrowed under the line of credit is payable monthly at the bank's floating 30 day Libor rate plus 1.5% (See Note B).

In addition, on November 26, 1997, the Company refinanced its mortgage note, which had a principal balance of $315 and a maturity date of May 23, 1999, with a new mortgage note in the amount of $1,920, at the same fixed interest rate of 8.5%, which matures in five years, but whose monthly payments are based on a 15 year term.

NOTE F.  ADOPTION OF FAS 128

The Company adopted the provisions of Statement of Financial Standards No. 128 "Earnings Per Share" (SFAS 128), during the fourth calendar quarter of 1997 (third fiscal quarter of 1998), as required. The new standard specifies the computation, presentation, and disclosure requirements for earnings per share. The following table represents the computation of basic and diluted earnings per common share as required by SFAS 128.

                                   Three Months Ended     Nine Months Ended
                                       December 31,          December 31,
                                    -----------------      ---------------
                                     1997       1996        1997       1996
                                    ------     ------      ------     ------
                                     (in thousands, except per share data)

BASIC EARNINGS PER SHARE COMPUTATION

Net Income Applicable to
   common shares                     $709       $548       $1,502     $1,071
                                    -----      -----       ------     ------
Weighted average common shares
   outstanding                      8,932      8,111        8,433      8,073
                                    -----      -----       ------     ------

Basic Earnings per Common Share     $0.08      $0.07        $0.18      $0.13
                                    =====      =====       ======     ======

                                   Three Months Ended     Nine Months Ended
                                       December 31,          December 31,
                                    -----------------      -----------------
                                     1997       1996        1997       1996
                                    ------     ------      ------     ------
                                     (in thousands, except per share data)

DILUTED EARNINGS PER SHARE COMPUTATION

Net Income Applicable to
   common shares                     $709       $548       $1,502     $1,071
                                    -----      -----       ------     ------
Weighted average common shares
   outstanding                      8,932      8,111        8,433      8,073

Common stock equivalents              469        237          260        239

Total weighted average shares       9,401      8,348        8,693      8,312
                                    -----      -----       ------     ------
Basic Earnings per Common Share     $0.08      $0.07        $0.17      $0.13
                                    =====      =====       ======     ======

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.
         ----------------------------------------------

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
---------------------------------------------------------------------

This report contains certain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, the integration of operations resulting from the acquisitions of TSG and Lucent, competition, the risk of obsolescence of its products, changes in the international business climate, general economic conditions, seasonality, changes in industry practices, the outcome of the Bethlahmy class action lawsuit, and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

ACQUISITIONS

Technology Service Group, Inc.
------------------------------
On December 18, 1997, the Company acquired Technology Service Group, Inc. ("TSG"), a Delaware corporation, via the merger (the "Merger") of Elcotel Hospitality Services, Inc. ("EHS"), a wholly owned subsidiary of the Company, into TSG, pursuant to an Agreement and Plan of Merger dated as of August 13, 1997 (as amended) among the Company, TSG and EHS ("Merger Agreement"). Immediately following the consummation of the Merger, TSG became a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement each issued and outstanding share of common stock in TSG was converted into the right to receive 1.05 shares of common stock of the Company and in accordance with this formula, the Company is obligated to issue an aggregate of 4,944,292 shares of common stock pursuant to the Merger. In addition, the Company has agreed to issue 80,769 shares of common stock in payment of certain acquisition expenses (30,769 of which have been issued as of December 31, 1997). The value of the shares of common stock not issued are reflected as Acquisition cost payable" in the Condensed Consolidated Balance Sheet. In addition, as a result of the Merger, holders of options and rights to purchase shares of common stock of TSG pursuant to TSG's option and stock purchase plans received options and rights to purchase, at a proportionately reduced per share exercise price, a number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG they were entitled to purchase immediately prior to the Merger under such options and rights. Similarly, holders of warrants to purchase shares of common stock of TSG received warrants to purchase, at a proportionately reduced per share exercise price, a number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG they were entitled to purchase immediately prior to the Merger under such warrants.

A summary of the merger consideration (or purchase price) is set forth below.


     Issuance of 4,944,292 shares of common stock
          at a market price of $6.50 per share              $32,138

     Fair value of outstanding common stock
          warrants, options and purchase rights issued        2,595

     Estimated costs and expenses of the merger                 872
                                                            -------

     Total merger consideration                             $35,605
                                                            =======


The acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of $35,605 was allocated to the assets and liabilities of TSG as of the acquisition date based upon their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired of $23,225 was recorded as goodwill.

The Company has estimated the adjustments to allocate the merger consideration to the assets and liabilities of TSG based on their estimated fair values. The allocations are subject to final determinations based on independent appraisals and other evaluations of fair value as of the acquisition date. Therefore, the allocations reflected in the accompanying condensed consolidated balance sheet at December 31, 1997 may differ from the amounts ultimately determined. Differences between the amounts included herein and the final allocations are not expected to have a material effect on the Company's consolidated financial statements.

A summary of the book value of the assets and liabilities of TSG at December 18, 1997 as compared to their estimated fair values reflected in the accompanying condensed consolidated balance sheet at December 31, 1997 is set forth below.

                                                            Estimated
                                                   Book        Fair
                                                   Value      Value
                                                 --------   --------
      Cash and temporary investments                $239       $239
      Accounts receivable                          3,703      3,703
      Inventories                                 11,103      6,490
      Refundable income taxes                        469        469
      Deferred tax asset, current                    463      3,446
      Prepaid expenses and other current assets       12         12
      Property, plant and equipment                  662        782
      Intangible assets                            1,022      7,530
      Other assets                                    29         29
      Accounts payable and accrued expenses       (4,267)    (4,992)
      Borrowings under lines of credit            (3,970)    (3,970)
      Deferred tax liability, non-current             -      (1,358)
                                                 -------    -------
        Net assets acquired                        9,465     12,380
      Excess of purchase price over
      net assets acquired                          3,122     23,225
                                                 -------    -------
                Total                            $12,587    $35,605
                                                 =======    =======


The Company intends to discontinue certain products manufactured and marketed by TSG. The allocation of merger consideration to the estimated fair value of inventories has been decreased by $4,810 to reflect the estimated net realizable value of such inventories.

Identifiable intangible assets are comprised of TSG's trade names at an estimated fair value of $2,869, assembled workforce at an estimated fair value of $1,372, product software at an estimated fair value of $847, patented technology at an estimated fair value of $419 and customer contracts at an estimated fair value of $2,023.

At December 31, 1997, TSG had net operating loss carryforwards of $11,098 available to reduce future taxable income, which expire from 1998 to 2010. However, the utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $200 as a result of a previous change in ownership of TSG. Accordingly, future tax benefits of net operating loss carryforwards of approximately $2,909 will not be realized, and a corresponding valuation allowance has been provided in the purchase price allocation.

The fair value of accrued liabilities includes the estimated costs to terminate the employment of certain employees of TSG and to relocate certain employees and property of TSG. These costs have been estimated based on the Company's preliminary integration and consolidation plan. Employee termination costs reflecting the estimated cost of severance and salary continuation arrangements and related employee benefits have been estimated at $319. The costs of relocating employees and property of TSG have been estimated at $405.

The fair value of the intangible assets included in the allocation of the purchase price are being amortized over their estimated useful lives as follows:

       Goodwill                        35 years
       Tradenames                      35 years
       Assembled workforce             35 years
       Product software                 5 years
       Patented technology              4 years
       Customer contracts            3.45 years

Lucent Technologies
-------------------
On September 30, 1997, the Company acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business. The purchase price, including estimated acquisition expenses of $150, was $6,040, subject to adjustment based on the difference between the book value of inventories determined pursuant to the acquisition agreement and $3,849. Assets acquired from Lucent included inventories, machinery, equipment, tooling and certain other assets related to the payphone manufacturing and component parts business conducted by Lucent, as well as a license of certain patent and other intellectual property rights related thereto.

On October 2, 1997, the Company borrowed an aggregate of $6,850 under the terms of bank promissory notes to finance the Lucent acquisition, including acquisition expenses, debt issuance expenses of $57 and other general corporate activities, including acquisition of equipment. These notes consisted of an installment note in the principal amount of $3,050 payable in eighty four equal monthly installments of $37, a term note in the principal amount of $2,850 due March 31, 1998 and a term note in the principal amount of $950 due March 31, 1998. The notes were collateralized by the assets of the Company and bore interest at the bank's floating 30 day Libor rate plus 2.25% (7.9% upon issuance). Proceeds from these aforementioned notes were used to pay the purchase price payable obligations recorded at September 30, 1997, acquisition expenses, and the debt issuance expenses related to the Lucent acquisition, which aggregated $6,094. On November 25, 1997, the Company repaid all of the aforementioned notes from the proceeds drawn under a $15,000 revolving credit line entered into on November 25, 1997.

A summary of the allocation of the purchase price to the assets acquired as of September 30, 1997, based on the Company's estimates of their fair values is set forth below.

         Inventories                             $3,999
         Equipment and tooling                      500
         Intangible Assets                        1,541
                                                 ------
         Total purchase price                    $6,040
                                                 ======

The accompanying consolidated statements of operations for the three months and nine months ended December 31, 1997 reflect the effects of the Lucent acquisition from the acquisition date.

RESULTS OF OPERATIONS
---------------------
(Dollars in thousands)

Quarter ended December 31, 1997, compared to the quarter ended December
31, 1996:

Net sales for the quarter ended December 31, 1997 ("third quarter 1998"), increased from $7,206 for the quarter ended December 31, 1996 ("third quarter 1997") to $13,592, an increase of $6,386, or approximately 89%, principally as a result of an increase in sales of products to customers in the Independent Private Payphone ("IPP") market of $450, or approximately 11%, from $3,936 for the third quarter 1997 to $4,386 for the third quarter 1998, an increase in sales of products to customers in the Regulated Telephone ("Telco") market of $5,992 from $34 for the third quarter 1997 to $6,026 for the third quarter 1998 due to the TSG and Lucent acquisitions described above, a decrease in sales of products to customers in the International market of $366, or approximately 12%, from $2,999 for the third quarter 1997 to $2,633 for the third quarter 1998 due to timing and delays in delivery of orders, and an increase of sales of parts and miscellaneous other sources of revenue of $310, or approximately 130%, from $237 for the third quarter 1997 to $547 for the third quarter 1998. Sales to international customers accounted for approximately 19% of net sales for the third quarter 1998 as compared to approximately 42% for the third quarter 1997. Third quarter 1998 sales include sales of $580 by the Company to TSG prior to the acquisition date.

Cost of sales as a percentage of net sales increased to 63% for the third quarter 1998 from 60% for the third quarter 1997 principally as a result of the increase in sales of lower margin products to the Telco market. As a result of the acquisitions described above, the Company believes that its sales to the Telco markets will increase compared to historical sales to such markets. Because sales of products to the Telco markets have lower margins than many of the other markets to which the Company sells, the Company also believes its cost of sales as a percentage of net sales will be higher compared to that percentage for the Company on a historical basis.

Research and development costs increased by $561, or approximately 81%, from $692 in the third quarter 1997 to $1,253 in the third quarter 1998 due to the expansion of resources to support development and engineering activities related to technology and products acquired from Lucent and TSG. Selling, general and administrative expenses increased by $1,083, or approximately 77%, from $1,398 in the third quarter 1997 to $2,481 in the third quarter 1998 principally as a result of an increase in the Company's allowance for doubtful accounts, expenses of defending the Bethlahmy class action lawsuit, an expansion of marketing resources to support domestic and international initiatives, and an increase in expenses resulting from the acquisition of TSG. Amortization expense increased by $124 from $9 for the third quarter 1997 to $133 for the third quarter 1998 due to the amortization of intangibles resulting from the Lucent and TSG acquisitions. Interest income increased by $23, or approximately 29%, from $78 in the third quarter 1997 to $101 in the third quarter 1998 due to an increase in
the Company's note portfolio.   Interest expense increased by $135, or
approximately 500%, from $27 in the third quarter 1997 to $162 in the third quarter 1998 due to the increase in outstanding debt related to the Lucent and TSG acquisitions.

Nine months ended December 31, 1997, compared to the nine months ended December 31, 1996:

Net sales for the nine months ended December 31, 1997 ("nine-months
1998"), increased from $18,858 for the nine months ended December 31, 1996 ("nine-months 1997") to $27,975, an increase of $9,117, or approximately 48%, principally as a result of an increase in sales of products to customers in the IPP market of $2,033, or approximately
16%, from $12,376 for the nine-months 1997 to $14,409 for the nine-months 1998, an increase in sales of products to customers in the Telco market of $6,877 from $224 for the nine-months 1997 to $7,101 for the nine-months 1998 due to the TSG and Lucent acquisitions, a decrease in sales of products to customers in the International market of $405, or approximately 7%, from $5,624 for the nine-months 1997 to $5,219 for the nine-months 1998 due to timing and delays in delivery of orders, and an increase of sales of parts and miscellaneous other sources of revenue of $612, or approximately 97%, from $634 for the nine-months
1997 to $1,246 for the nine-months 1998. Sales to international customers accounted for approximately 19% of net sales for the nine-months 1998 as compared to approximately 30% for the nine-months 1997.

Cost of sales as a percentage of net sales decreased to 59% for the nine-months 1998 from 60% for the nine-months 1997.

Research and development costs increased by $863, or approximately 45%, from $1,932 in the nine-months 1997 to $2,795 in the nine-months 1998 due to the expansion of development and engineering activities related to technology acquired from Lucent and TSG. Selling, general and administrative expenses increased by $2,167, or approximately 54%, from $4,033 in the nine-months 1996 to $6,200 in the nine-months 1998 principally as a result of an increase in the Company's allowance for doubtful accounts, expenses of defending the Bethlahmy class action lawsuit, an expansion of sales and marketing resources to support domestic and international initiatives, increased costs of customer conferences and an increase in expenses resulting from the TSG acquisition. In addition the Company recorded a non-recurring reduction to its provision for doubtful accounts in the second quarter 1997 due to cash collection or product return of previously reserved amounts. Amortization expense increased by $123 from $22 for the nine-months 1997 to $145 for the nine-months 1998 due to the amortization of intangibles resulting from the Lucent and TSG acquisitions. Interest income increased by $30, or approximately 13%, from $235 in the nine-months 1997 to $265 in nine-months 1998 due to an increase in the
Company's note receivable portfolio.   Interest expense increased by
$95, or approximately 88%, from $108 in the nine-months 1997 to $203 in the nine-months 1998 due to the increase in outstanding debt related to the TSG and Lucent acquisitions.

Liquidity and Capital Resources
-------------------------------
(Dollars in thousands)

The Company's current assets increased by $23,169, or approximately 211%, from $10,982 at March 31, 1997 to $34,151 at December 31, 1997,
predominantly from an increase in accounts receivable of $10,012 (approximately $5,271 of which represents accounts receivable of TSG and the remainder resulting from the higher level of sales by the Company, including of products purchased from Lucent) and an increase of $745 in notes receivable (related to the higher level of sales to the IPP market by the Company), an increase of $9,437 in inventory (approximately $4,000 of which is related to the Lucent acquisition and $4,460 of which is related to the TSG acquisition), and an increase in the deferred tax asset of $3,392 which is related to the TSG acquisition. Current liabilities increased by $5,797, or approximately 188%, from $3,085 at March 31, 1997 to $8,882 at December 31, 1997 predominantly from liabilities of approximately $3,285 acquired from TSG and the remainder an increase in accounts payable and accrued expenses resulting from the Company's increased sales activity.

From August 31, 1995 until November 25, 1997, the Company had a $2,000 working capital line of credit secured by the Company's accounts receivable, notes receivable and inventories. Interest on amounts borrowed on the line of credit was at the bank's floating 30 day Libor rate plus 2.75%. The Company borrowed against and repaid the line of credit throughout the year depending upon its working capital needs and cash generated from operations, with the outstanding amount under the line of credit during fiscal 1998 ranging from $0 to $1,500.

On October 2, 1997, the Company borrowed an aggregate of $6,850 under bank promissory notes in connection with financing the Lucent acquisition described above. $3,050 of that bank debt was payable in 84 equal monthly installments ending October 2, 2004 and an aggregate principal amount of $3,800 is represented by two term notes that were due on March 31, 1998. See "Acquisitions" for a more complete description of these bank promissory notes.

On November 25, 1997, the Company refinanced the $2,000 working capital line of credit, the $3,050 term note due on October 2, 2004 and the $3,800 term notes that were due on March 31, 1998, with a new $15,000 revolving line of credit which matures on November 25, 2002. Interest on amounts borrowed on the line of credit is at the bank's floating 30 day Libor rate plus 1.5%. In addition, on November 26, 1997, the Company refinanced its mortgage note, which had a principal balance of $315 and a maturity date of May 23, 1999, with a new mortgage note in the amount of $1,920, at the same fixed interest rate of 8.5%, which matures in five years, but whose monthly payments are based on a 15 year term.

The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through December 31, 1998.

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

         As previously reported, this putative class action was filed in the Superior Court of the State of California for the County of San Diego alleging that Amtel Communications, Inc. ("Amtel"), a former customer of the Company that filed for bankruptcy, conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in Amtel by operating a Ponzi scheme. See Item 3, Legal Proceedings of Part I of the Company's Form 10-KSB for the fiscal year ended March 31, 1996 and Item I, Legal Proceedings of Part II of the Company's Form 10-Q for the quarters ended September 30, 1996, June 30, 1997 and September 30, 1997.

         In July 1997 plaintiffs' motion for class certification was tentatively denied, without prejudice, but the court permitted the plaintiffs to obtain additional evidence which the court could use to reconsider the court's previous denial of plaintiffs' motion to certify the class. On December 9, 1997, the court granted the plaintiffs' motion to certify the class. The Company disputes liability and intends to defend this matter vigorously, although the Company cannot predict the ultimate outcome of this litigation.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On December 5, 1997, the Company held its Annual Meeting of Shareholders (the "Meeting"). The matters voted upon at the Meeting were the election of directors, a proposal to approve the issuance of shares of common stock of the Company in connection with the proposed merger of Elcotel Hospitality Services, Inc., a wholly owned subsidiary of the Company, into Technology Service Group, Inc., a proposal to approve an amendment to the Certificate of Incorporation of the Company to increase the number of shares of common stock authorized for issuance to 30,000,000, a proposal to amend the 1991 Stock Option Plan, a proposal to amend the Directors Stock Option Plan and ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending March 31, 1998.

         At the Meeting, the Shareholders were asked to elect seven directors with each director to serve until the next annual meeting of shareholders or until the election and qualification of a respective successor. All of the nominees for director recommended by the Board of Directors were elected and the results of the voting were as follows:

                                                      Votes
              Name                     Votes For     Withheld
         ----------------              ---------     --------
         Tracey L. Gray                7,812,825      191,550
         C. Shelton James              7,812,675      191,700
         Dwight Jasmann                7,812,875      191,500
         Charles H. Moore              7,802,275      202,100
         Thomas E. Patton              7,812,675      191,700
         T. Raymond Suplee             7,812,675      191,700
         Thomas R. Wiltse              7,802,275      202,100

         In connection with the Company's acquisition of TSG, on December 18, 1997 Thomas R. Wiltse and T. Raymond Suplee resigned as directors of the Company, and David Steadman, Mark Plaumann and Kenneth Rubin (who resigned on February 6, 1998 and was replaced by Joseph M. Jacobs) were elected directors of the Company.

         At the Meeting, the shareholders were asked to act upon a proposal to approve the issuance of common stock in connection with the proposed merger of Elcotel Hospitality Services, Inc., a wholly owned subsidiary of the Company, into Technology Service Group, Inc. The outcome of the voting was: 4,279,233 For; 460,648 Against; 13,280 Abstentions; and 3,251,214 broker non-votes.

         At the Meeting, the shareholders were asked to act upon a proposal to amend the Certificate of Incorporation of the Company to increase the number of common stock authorized for issuance to 30,000,000. The outcome of the voting was: 7,553,368 For, 56,121
Against; and 394,886 Abstensions.

         At the Meeting, the shareholders were asked to act upon a proposal to amend the 1991 Stock Option Plan to increase the number of shares reserved for issuance under the plan by 500,000. The outcome of the voting was: 4,275,024 For; 315,941 Against; 162,196 Abstentions; and 3,251,214 broker non-votes.

         At the Meeting, the shareholders were asked to act upon a proposal to, among other things, amend the Directors Stock Option Plan to increase the number of shares reserved for issuance under the plan by 50,000. The outcome of the voting was: 5,281,753 For; 366,744 Against; 174,433 Abstentions; and 2,181,445 broker non-votes.

         At the Meeting, the shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending March 31, 1998, and the outcome of the voting was: 7,852,040 For; 9,250 Against; and 143,085 Abstentions.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              Exhibits are listed in the Index to Exhibits on page E-1.

         (b)  Reports on Form 8-K:

              A Current Report on Form 8-K dated September 30, 1997 was filed in connection with the Registrant's acquisition of certain assets related to the Lucent
              Technologies, Inc. payphone manufacturing and component parts business.

              A Current Report on Form 8-K dated December 18, 1997 was filed in connection with the Registrant's acquisition of Technology Service Group, Inc. ("TSG") via the merger of Elcotel Hospitality Services, Inc., a direct wholly owned subsidiary of the Registrant ("EHS"), into TSG, pursuant to the Agreement and Plan of Merger dated as of August 13, 1997 (as amended) among the Registrant, TSG and EHS.

                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Elcotel, Inc.
                                           --------------
                                           (Registrant)


Date: February 17, 1998                    By:  /s/ Ronald M. Tobin
                                           ------------------------
                                           Ronald M. Tobin
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                          INDEX TO EXHIBITS

Exhibit                                                Method of
Number    Description                                    Filing
-------   -----------                             -----------------------

10.1      Restated Loan Agreement between
          Elcotel, Inc. and NationsBank, N.A.
          dated November 25, 1997.                Included in this report.

10.2      Consolidated Promissory Note between
          Elcotel, Inc. and NationsBank, N.A.
          dated November 25, 1997.                Included in this report.

10.3      Mortgage Modification and Future
          Advance Agreement between
          Elcotel, Inc. and NationsBank, N.A.
          dated November 26, 1997.                Included in this report.

10.4      Consolidated Promissory Note between
          Elcotel, Inc. and NationsBank, N.A.
          dated November 26, 1997.                Included in this report.