Form 10-K405
period 1998-03-31
ELCOTEL INC
filed 1998-06-29
CIK 801448

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

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

                                Title of Class
                                --------------

                         Common Stock, $.01 par value

                 Redeemable Warrants to Purchase Common Stock

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 9, 1998, computed by reference to the price at which the registrant's Common Stock, as quoted by the National Market System of NASDAQ, was sold on such date, was approximately $44,915,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding as of June 9, 1998 was 13,364,850.

                                PART I

Item 1.  Description of Business
-------  -----------------------

Overview

The Company designs, develops, manufactures and markets an extensive line of integrated public communications products and services including microprocessor-based "intelligent" public access terminals ("payphones" or "payphone terminals") and related management software systems, electromechanical payphone terminals, replacement components and assemblies, customer support services and equipment refurbishment and upgrade services (see "Products and Services," below). The Company has also begun to market internet public access terminals under a strategic alliance (see "Sales and Markets-Strategic Alliances," below). The Company's payphone terminal equipment and software operate and provide public access over domestic and international wire and wireless telephone networks, and support multiple coin and card payment platforms and multilingual applications. The Company's public access terminals and systems are designed to provide customized hardware and software solutions to meet the specific application requirements of customers.

The Company markets its payphone systems, products and services to the public communications segment of the telecommunications industry and has operated in this industry segment since its founding in 1985. During the last fiscal year, the Company completed two strategic acquisitions to establish a significant market presence with the domestic regulated telephone companies (see "Acquisitions and Developments During Fiscal
1998," below). As a result of these acquisitions, the Company now offers a broader range of products and services to both domestic and international public telecommunications access markets. The Company is now a leader in sales of microprocessor-based payphone terminals, software, components and services to domestic regulated telephone companies as well as to domestic independent payphone operators. The Company also markets its systems, products and services to telephone companies and independent payphone operators in many international markets (see
"Sales and Markets," below). The Company is considering opportunities to enter into joint ventures and strategic alliances to operate payphones in certain international countries as part of its strategy to expand the breadth of its operations and international market penetration during the coming year. Also, in the domestic market, the Company is marketing operator services cooperatively with a large operator service provider, and through the arrangement, shares in revenues generated from its marketing efforts
(see "Sales and Markets-Strategic Alliances," below).

The Company's principal offices are located at 6428 Parkland Drive, Sarasota, Florida 34243, and its telephone number is (941) 758-0389.
Unless the context requires otherwise, Elcotel, Inc. and its subsidiaries, Technology Service Group, Inc. and Elcotel Direct, Inc., are referred to herein collectively as the "Company" or "Elcotel". All dollar amounts, other than per share data, set forth herein are stated in thousands.

Forward Looking Statements

The statements contained in this Form 10-K which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, the integration of operations resulting from the fiscal 1998 acquisitions, competition, the risk of obsolescence of the Company's products, changes in the international business climate, general economic conditions, seasonality, changes in industry practices, the outcome of litigation to which the Company is a party, and uncertainties detailed in this report and the Company's other filings with the Securities and Exchange Commission.

Acquisitions and Other Developments During Fiscal 1998

On December 18, 1997, the Company acquired Technology Service
Group, Inc. ("TSG"), a Delaware corporation, via the merger (the "Merger") of Elcotel Hospitality Services, Inc. ("EHS"), a wholly owned subsidiary of the Company, into TSG, pursuant to an Agreement and Plan of Merger dated as of August 13, 1997 (as amended) among the Company, TSG and EHS (the "Merger Agreement"). Upon consummation of the Merger, TSG became a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement each issued and outstanding share of common stock of TSG was converted into the right to receive 1.05 shares of common stock of the Company and in accordance with this formula, the Company issued an aggregate of 4,944,292 shares of common stock pursuant to the Merger. The Company also issued 80,769 shares of common stock in payment of certain acquisition expenses. In addition, options, warrants and rights to purchase shares of common stock of TSG outstanding immediately prior to the Merger were converted into options, warrants and rights to purchase that number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG purchasable pursuant to such outstanding options, warrants and rights immediately prior to the Merger at a proportionately reduced per share exercise price. The aggregate merger consideration (or purchase price) including the fair value of securities issued and transaction costs and expenses aggregated $35,605. See Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8- "Consolidated Financial Statements and Supplementary Data".

On September 30, 1997, Elcotel Direct, Inc., a wholly owned subsidiary of the Company, acquired from Lucent Technologies Inc. ("Lucent") certain assets related to the public terminal manufacturing and component parts business conducted by Lucent (the "Lucent Acquisition"). The purchase price, including acquisition expenses, aggregated $5,821. Assets acquired from Lucent included inventories, machinery, equipment, tooling and certain other assets related to the payphone manufacturing and component parts business conducted by Lucent, as well as a license of certain patents and other intellectual property rights related thereto. See
Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8-"Consolidated Financial Statements and Supplementary Data".

The Company borrowed an aggregate of $6,850 under the terms of bank promissory notes to finance the Lucent Acquisition purchase price, acquisition expenses and other general corporate activities, including acquisition of equipment. As further described below, the Company repaid these notes from the proceeds under a $15,000 revolving credit line entered into on November 25, 1997. See Item 7- "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and Item 8-"Consolidated Financial Statements and Supplementary Data".

On November 25, 1997, the Company entered into a restated loan agreement (the "Loan Agreement") with its bank and refinanced its then outstanding indebtedness under a $2,000 working capital line of credit and the bank promissory notes referred to in the preceding paragraph. In addition, on December 18, 1997, the Company retired TSG's outstanding bank indebtedness of $3,970 from proceeds under the Loan Agreement.
Under the terms of the Loan Agreement, the Company is able to borrow up to a maximum of $15,000 based on the value of eligible collateral under a revolving line of credit that matures on November 25, 2002. Indebtedness outstanding under the Loan Agreement is secured by substantially all the assets of the Company. Interest on amounts borrowed under the Loan Agreement is payable monthly at the bank's floating 30 day Libor rate plus 1.5%. See Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8-"Consolidated Financial Statements and Supplementary Data".

In addition, on November 26, 1997, the Company refinanced its mortgage note with a then outstanding principal balance of $315 via the issuance of a new mortgage note in the principal amount of $1,920. See Item 7- "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and Item 8-"Consolidated Financial Statements and Supplemental Data".

The Industry

Domestic Market. Public telecommunication services, including "coin" or "pay" telephone service, in the United States are provided by regulated telephone companies, including independent telephone operating companies such as GTE and telephone companies operated by the Regional Bell Operating Companies ("RBOCs") created upon the divestiture of AT&T; long distance carriers ("IXCs") such as AT&T; independent payphone operators; and competitive local exchange carriers ("CLECs"). Regulated telephone companies, long distance carriers and CLECs are collectively referred to herein as "telephone companies". The operations of telephone companies are subject to extensive regulation by the Federal Communications Commission ("FCC") and state regulatory agencies (see "Government Regulation and the Telecommunications Act," below). Virtually all services offered by telephone companies, including payphone services, are provided in accordance with tariffs filed with appropriate regulatory agencies, including the FCC. Independent payphone operators are subject to regulations of state regulatory agencies.

The Company believes that the RBOCs control approximately 60%
(approximately 1.2 million units) of the payphone terminals in service in the United States. The remaining installed base of payphone terminals are owned and operated by other telephone companies and independent payphone operators. The majority of payphones deployed by the RBOCs are essentially electromechanical devices that perform the functions of normal residential telephones, with the additional ability to hold and collect or refund coins. These payphone terminals require the supply of service via a "coin line" provided by telephone companies and the services of the central offices of telephone companies to provide the intelligence required to process calls. The majority of payphones deployed by independent payphone operators are microprocessor-based systems that incorporate the intelligence in the payphone terminal to internally process calls, rate calls and collect and store data for accounting, coin and route management functions, and service is supplied via normal "business" lines provided by telephone companies. Payphone terminals that incorporate the intelligence to perform the functions of the central office within the telephone are referred to in the industry as "smart" or "intelligent" payphones. These intelligent devices were developed to meet the requirements of independent payphone operators that emerged following
FCC rulings in 1984 that authorized competition in the operation of payphones and provision of public telecommunications access.

On February 8, 1996, the President of the United States signed into law the Telecommunications Reform Act of 1996 (the "Telecommunications
Act" or the "Act"), the most comprehensive reform of communications law since the enactment of the Communications Act of 1934. The Telecommunications Act eliminated long-standing legal barriers separating local exchange carriers, long distance carriers, and cable television companies and preempted conflicting state laws in an effort to foster greater competition in all telecommunications market sectors, improve the quality of services, and lower prices. There are specific provisions in the Act that relate to the payphone operations of telephone companies and payment of compensation to payphone operators by long distance carriers.
See "Government Regulation and the Telecommunications Act," below.

The Company believes that the public communications industry will undergo fundamental changes as a result of the Act and regulations adopted by the FCC to implement its provisions (see "Government
Regulation and the Telecommunications Act," below). The Company believes the Act and regulations adopted by the FCC may increase the number of providers of telecommunications services including, perhaps providers of payphone services. An increase in the number of payphone service providers may stimulate demand for new payphone terminal equipment. In that event, the Company believes that existing payphone operators, including the RBOCs, might seek to enhance their technology base in order to improve operating efficiencies and compete more effectively with each other and with new entrants. In addition, as the local exchange and interstate and intrastate long distance markets are opened to competition, the Company believes that telephone companies that presently carry such traffic may deploy greater numbers of payphones to capture the traffic. There can be no assurance, however, that these trends will develop, or that if they do develop, they will have a beneficial impact on the public communications market generally or on the Company's business in particular. See "Government Regulation and the Telecommunications Act," below.

A significant portion of revenues of payphone operators is generated from commissions on long distance traffic that is routed to inter-exchange carriers and other operator service providers (OSPs) selected by payphone operators. Services offered by OSPs, in addition to long distance services, include live and automated operator assistance, and card validation, billing and collection services. The number of access code calls and toll free calls (800 and 888 numbers) ("toll free calls") routed to long distance providers and OSPs selected by consumers (dial-around calls) has increased significantly as a result of competition and promotion of toll free access code and prepaid card services within the telecommunications industry. Prior to FCC rulings adopting regulations to implement the Telecommunications Act, payphone operators received per-phone dial-around compensation from long distance service providers equal to $6.00 per month on toll free calls. The new regulations provide dial-around compensation to payphone operators based on the number of such toll free calls (see "Government Regulation and the Telecommunications Act," below). As a result, the Company believes that the new regulations will have a significant favorable impact on revenues of payphone operators and also stimulate demand for new payphone terminal equipment.
However, there can be no assurance that all or part of these new regulations will survive court review. See "Government Regulation and the Telecommunications Act," below.

Over the past several years, in response to the competitive pressures from independent payphone operators and in anticipation of passage of the Telecommunications Act, several of the RBOCs began to upgrade their installed base of payphone terminals with smart technology. The
Company believes that approximately 20% to 30% of the installed base of payphones operated by the RBOCs have been upgraded with smart payphone systems, including those provided by the Company. As the Telecommunications Act prevents the RBOCs from subsidizing and providing services to their payphone operations in a discriminatory manner in relation to services provided to private payphone operators, the Company believes that the RBOCs will continue to upgrade their installed base of payphones and otherwise look for ways to become more efficient and competitive.

Over the last two years, a number of mergers and consolidations have occurred within the telecommunications industry and the public access segment of the industry. SBC Communications, Inc. and Pacific Telesis, Inc. (both RBOCs) have merged. Bell Atlantic, Inc. and NYNEX (both

RBOCs) have merged.  Recently, a merger between SBC
Communications, Inc. and Ameritech, Inc. (another RBOC) was announced. In addition, there have been a number of acquisitions and mergers among private payphone operators. The mergers and consolidations in the industry have reduced the number of customers and potential customers of the Company. However, the Company believes that payphone operators using multiple technologies may move to standardize their technology and terminal equipment, thereby increasing demand for new payphone terminal equipment.

The Company believes that it is positioned to continue as a leading supplier to the domestic public access communications industry as a result of the broad range of its public terminal, software and service product offerings.

International Market. The Company believes that there are several million payphones internationally in the installed base. Public communication services in foreign countries are provided by large government-controlled postal, telephone and telegraph companies ("PTTs"), former PTTs that have been privatized for the purpose of investing in and expanding telecommunication networks and services, and cellular/wireless carriers.
The Company believes that a trend toward privatization and liberalization of the international telecommunication industry is opening the international markets, previously dominated by monopoly and government infrastructure, to increased competition. On February 15, 1997, over 60 countries signed a World Trade Organization pact aimed at opening the global telecommunications industry to competition. Although the pact must be ratified by the individual countries, it calls for most of the countries to end their telephone monopolies by the year 2000.

Presently, the density of payphone installations in many foreign countries on a per capita basis is far less than that in the United States. The Company believes that many of these countries are seeking to expand and upgrade their telecommunications systems and are funding programs to provide communication services to the public. The Company believes that large scale payphone deployment programs are underway in several foreign markets, and that the international public communications industry will continue to evolve and be a significant growth industry over the next several decades to the extent that privatization and the investment in both wire and wireless networks progresses.

Products and Services

The Company designs, develops, manufactures and markets an extensive line of integrated public communications products and services including microprocessor-based "intelligent" payphone terminals and related management software systems, electromechanical payphone terminals, replacement components and assemblies, customer support services and equipment refurbishment and upgrade services. The Company's public access equipment and systems are designed to provide customized hardware and software solutions to meet the specific application requirements of both domestic and international customers. The Company's payphone terminals connect to and operate as integral parts of domestic and foreign wire and wireless telecommunication networks.

Intelligent Payphone Terminals. The Company's intelligent payphone terminal product line consists of a wide range of models including domestic coin payphones, international coin payphones, domestic and international card payphones that accept smart cards, chip cards, and magnetic stripe credit and prepay cards, and multi-payment (coin and card) payphones, for both coin line and business line applications, as well as certain wireless and cellular applications.

Hardware options available in the Company's payphone product line include an array of housings/cabinets consisting of the GTE style housing, the Western Electric or AT&T style housing and various custom designed housings/cabinets, an array of electronic coin scanners to support domestic and foreign coins, displays to support multilingual messages in languages selected by the customer, speed dial buttons, and card readers. Software options include custom voice prompts, card validation, custom maintenance alarms, customized call routing and service desk features.

The Company's intelligent payphone terminals operate by means of microprocessor-based printed circuit board assemblies located within the payphone housing. The processing of all telephone functions is controlled by microprocessors which utilize the Company's copyrighted software operating systems. The terminals communicate with a caller by digitized human voice messages activated by the microprocessor, and have the capability to internally process the functions associated with call processing, call rating and collecting data for accounting, coin and route management functions. Call timing and rating functions are performed via proprietary designed "answer detection" and "answer supervision" modules. The Company's present line of payphone terminals are offered with features and options that provide, among others, the ability to:


- Monitor and record coin box status including the coins and the amount of money in the cash box;

-       Store rate files and rate telephone calls;

- Record and store call records, including called numbers, types and length of calls and call revenue;

- Monitor the service condition of the payphone via maintenance and diagnostic alarms;

- Remotely retrieve programming information, call records, cash box status, and maintenance and diagnostic data;

- Program and monitor various options, updated rates, alarms and free phone numbers on-site or remotely;

-       Download voice prompts;

- Calculate time-of-day discounts and control other timed functions via clock and calendar features;

- Download revisions to the phone's software operating system, eliminating the need to install new program chips in the phone;

- Operate smart card, chip card, and magnetic stripe credit or prepay card applications; and

-       Program for business line or coin line applications.


The Company' payphone terminals utilize state-of-the-art hardware and software technology and, except for wireless and cellular applications and certain configurations provided with Vacuum Florescent Displays and backlit Liquid Crystal Displays, are powered by the low electric current available from the telephone line, thereby eliminating the need for external power sources and avoiding the expensive cost of electrical installation.

Payphone Software Management Systems. The Company designs, develops and sells payphone management software systems to manage and control both small and large networks of installed payphone terminals. The Company's payphone management software systems operate on personal computers in a multi-tasking environment, and provide customers with the ability to manage and control all aspects of their installed payphone network interactively from a single location. The Company's management software systems provide customers with the ability to remotely configure product features, control the download of software changes, program files and rate files, monitor operating status, and to download coin box, call record, maintenance and diagnostic data for accounting, coin and route management functions.

The payphone terminals developed by Elcotel are managed by the Company's Payphone Network Manager software system. The Company offers four versions of the Payphone Network Manager: the Microsoft WindowsTM-based PNM PlusTM system which contains enhanced features associated with the domestic market; the Microsoft WindowsTM-based PollQuest system, with enhanced features for the international market; and the DOS-based PNM and IPNM Payphone Network Management Systems that support the domestic and international markets, respectively.

PNM Plus and PollQuest have the ability to support over 10,000 terminals and to communicate simultaneously with many terminals. This software is currently operating at various locations in North America, South America, Central America, Asia, Africa, and Europe.

The payphone terminals developed by TSG are managed by the Company's CoinNetTM software management system. CoinNet is a Unix or DOS-based software system and has the ability to support installations of over 100,000 terminals and communicate with large numbers of phones simultaneously. This software is currently operating at various locations in the United States, South America, Central America and Asia.

The Company has commenced the design and development of its next generation Windows-NT compatible software management system that is expected to be capable of communicating with and managing all of the Company's payphone terminals (both Elcotel and TSG developed) and supporting installations of terminals much larger than the present systems.

Electromechanical Payphone Terminals. The Company's electromechanical payphone terminals consist of coin and coinless terminals in several configurations. The Company's electromechanical payphone terminals perform the functions of normal residential telephones, with the additional ability to hold and collect or refund coins. These payphone systems require the supply of service via a "coin line" and the services of the central offices of telephone companies to provide the intelligence required to process calls. These terminals do not contain the technology to internally process the functions associated with call processing, call rating and collecting data for accounting, coin and route management functions. These products are sold domestically predominately to telephone companies.

Payphone Components and Assemblies. The Company sells microprocessor-based printed circuit board assemblies, components, assemblies and retrofit kits to RBOCs and other telephone companies that are repairing or upgrading the technology of their installed base of payphones and to independent payphone operators, distributors and resellers. Payphone components and assemblies supplied by the Company include, among others, microprocessor-based printed circuit board assemblies, electromechanical payphone assemblies, electronic coin scanners, card readers, cash box switches, touchtone dial assemblies, handsets, coin relays, volume amplification assemblies, and retrofit kits.

Customer Support Services. The Company maintains and updates on a current basis a proprietary data base of all local, intrastate and interstate rates and sells downloadable rate center files so that its customers are able to comply with their responsibility to properly rate calls. Rates download services are also provided by the Company as a service to customers. The rate center file (or device) contains the then-current applicable rates for coin calls between the payphone location exchange and all other exchanges throughout the United States or in international locations. Each payphone may also be downloaded with various available options chosen by a customer, such as free calls for emergency numbers, special charges for certain calls, and speed dial numbers. The Company also maintains a bulletin board system that allows its customers to obtain rate center files 24 hours per day, 7 days per week.

The Company maintains a customer support engineering organization that provides telephone support services to customers twenty four hours a day. The Company also provides field engineering support services during the introductory phase of new products and when customers encounter unusual problems. In addition, the Company provides a service management program to assist new or dependent payphone owners handle their routine operations. This program provides software downloads, including rate center files, and generates reports of alarm conditions upon which the customer can then act. The service management program is offered on a monthly subscription basis and customer choices range from a basic offering to a package of services. The Company believes that these value-added support services are not offered by other payphone terminal manufacturers.

Equipment Refurbishment and Upgrade Services. The Company provides payphone and payphone component repair, refurbishment and upgrade conversion services for its telephone company customers, and intends to develop and offer similar service programs to independent payphone operators during the next year. Refurbishment services involve the rebuilding of payphone terminals, components and assemblies to "like new" condition. Upgrade conversion services include the modification of payphone terminals and assemblies to an updated or enhanced technology. The Company believes that these services foster stronger business relations with the customer base and provide the Company with valuable intelligence to guide product development and equipment designs.

Sales and Markets

General. The Company markets its payphone systems, products and services to public telecommunication providers including telephone companies and independent payphone operators, both domestically and internationally. The Company's customers range from operators of small private payphone routes to large telephone companies including the RBOCs, Teleport and GTE. As a result of the Merger and the Lucent Acquisition, the Company is a leader in sales of microprocessor-based payphone terminals, software, components and services to domestic telephone companies as well as to domestic independent payphone operators.

The Company's marketing activities principally include advertising in trade publications, participation at industry trade shows, and hosting seminars and training programs for its customers. The Company also hosts an annual Customer Conference for all its customers covering such areas as current and future product development, regulatory and industry issues, and customer service. In addition, the Company holds a monthly conference call with selected customers and representatives of the Company to discuss product and service issues and other matters of mutual concern to both the Company and its customers.

The Company generally enters into non-exclusive sales agreements with its customers, which include, when applicable, non-exclusive licenses to use the Company's proprietary operating systems and payphone
management software systems.   Agreements between the Company and
the RBOCs generally have terms of up to five years, are renewable at the option of the customers, and contain fixed sales prices with limited provisions for price increases, but do not generally specify or commit the customers to purchase a specific volume of products or services. Also, those agreements generally contain clauses that require the Company to provide prices and other terms at least as favorable as those extended to other customers and indemnify customers against expenses, liabilities, claims and demands resulting from the Company's products, including those related to patent infringement. Those agreements may generally be terminated at the option of the customer upon notice to the Company, or if the Company defaults under any material provision of those agreements. Agreements between the Company and independent payphone operators generally set forth product pricing and terms for specified purchase volumes, and include provisions that enable the Company to change prices upon 30 days notice. Agreements between the Company and its international customers generally set forth the pricing and terms for specified purchase volumes, but sales prices are fixed with respect to volume stipulated in the agreements. The Company's customers are not prohibited from using or reselling competing products and are generally not required to purchase a minimum quantity of products, although the Company's price lists and agreements offer discounts based on volume.

All purchase orders from customers are subject to acceptance by the Company. The Company's policy is to grant credit to customers that the Company deems creditworthy. In addition, the Company provides limited secured financing with terms generally not exceeding 24 months and interest charged at competitive rates.

Sales by geographic region for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                               Years ended March 31,
                                         ---------------------------------
                                            1998        1997        1996
                                         ---------   ---------   ---------

  United States                           $ 37,051    $ 18,787    $ 19,926
  United States sales of
    international payphone terminals             -       2,796         298
  Canada and Latin America                   8,180       1,763         521
  Europe, Middle East and Africa               195          99         396
  Asia, Pacific and Other Areas                824       3,387         321
                                          --------    --------    --------
     Total sales                          $ 46,250    $ 26,832    $ 21,462
                                          ========    ========    ========

United States sales of international payphone terminals represent sales to Lucent under an agreement that was in effect during the fiscal years ended March 31, 1997 and 1996. The Company believes that international payphone terminals sold to Lucent during the fiscal years ended March 31, 1997 and 1996 were resold to Lucent's international customers.

Domestic Market. The Company believes that the domestic public communications market represents a $6 billion market annually and that hardware, software and services of the type provided by the Company account for approximately $200 million of that market.

Domestically, the Company sells its products directly through regional sales personnel and through distributors. The Company presently has six distributors selling its products to independent payphone operators, each with limited exclusive selling arrangements in assigned territories. Four of the Company's executive officers, four full-time sales representatives employed by the Company and located regionally and three sales engineers currently market the Company's products to independent payphone operators. Three of the Company's executive officers, five full-time sales managers and one sales engineer market the Company's products to telephone companies and other strategic accounts.

International. The Company continued to expand its presence in international markets during fiscal 1998. The Company believes that the international public communications market represents a significant growth opportunity, and the Company intends to continue its international development efforts as it addresses international opportunities. The Company estimates that international markets may represent sales opportunities approximating $2 billion over the next three years.

There have been many changes in international markets since the Company's entry into those markets in 1991. Many countries around the world have moved in the same direction as the United States following the breakup of its telecommunications monopoly in 1984. Privatization, competition, open foreign investment and new laws and regulations have had a major impact on international markets, resulting in new players and new opportunities for the various segments of the telecommunications market, including the public access segment. The Company believes that the experience and resources it has developed with deregulation of the domestic public access market gives it an advantage in addressing international markets undergoing similar deregulation. The Company believes that developing countries have placed a high priority on expanding telecommunication services and payphones are often a significant part of the capital expansion.

In order to take advantage of these opportunities, the Company has continued the following international initiatives:


- Employ individuals with experience in the international telecommunications market;

- Develop a set of products and services capable of handling the requirements of the international market, such as multi-currency capability, large coin applications, and credit and prepay card applications, including intelligent or smart card technology which is becoming widely used in electronic commerce applications;

-       Develop digital wireless payphone products;

- Develop software and hardware that allow the Company's products to be adapted to the varying requirements of different countries;

-       Develop distribution partnerships and strategic alliances; and

-       Enter into joint ventures to operate public access terminals.


The Company has sold its products to customers in Bolivia, Morocco, Chile, Korea, Mexico, Ecuador, Belize, Bermuda, Guatemala, Guam,
Canada and the Philippines. The Company's products are currently under evaluation in Poland, Egypt, China, Ukraine, Saudi Arabia, Spain, England, Ireland, and other countries.

The Company markets its products in international markets directly and through agent and distributor relationships. One of the Company's executive officers and a staff of two international sales managers and three sales engineers market the Company's products directly to international markets and support the efforts of the Company's agents and distributors. The Company also employs one independent sales representative concentrating on the Mexican, Central American and South American markets.

Dependence on Customers.   During fiscal 1998, no single customer
accounted for 10% or more of the Company's sales. During fiscal 1997, two customers (Lucent and Philippine Telegraph & Telephone, Inc.) each accounted for approximately 12% of the Company's sales. During fiscal 1996, no single customer accounted for 10% or more of the Company's sales. The Company's domestic distributors accounted for approximately 5% and 11% of the Company's sales during the fiscal years ended March 31, 1998 and 1997, respectively.

Sales to telephone companies (primarily RBOCs) during the fiscal year ended March 31, 1998 aggregated $15,999 as compared to $833 during fiscal 1997 and $465 during fiscal 1996. Sales to independent payphone operators and other customers during the fiscal year ended March 31, 1998 aggregated $30,251 as compared to $25,999 during fiscal 1997 and $20,997 during fiscal 1996.

Historically, certain of the RBOCs have accounted for the majority of TSG's sales, and the Company anticipates that these RBOCs will account for a significant percentage of the Company's sales in the years ahead.
Accordingly, the loss of one or more of these customers or a significant decline in purchase volume from one or more of these customers could have a material adverse effect on the Company's sales.

Strategic Alliances. The Company has entered into a strategic alliance with King Products, Inc. ("King") to market King's Internet public access terminals to certain customers in the United States. The terminals are free standing public access devices offering touch screen, menu-driven access to the Internet and e-mail, and provide for transmission of data and print-outs.

The Company is marketing operator services cooperatively with a large domestic operator service provider. Under the agreement, the Company markets operator services to domestic payphone operators at agreed upon unbundled rates. Call revenues, net of agreed upon charges for the operator services, and the Company's administrative fees, are payable to the payphone operators utilizing the program. The Company believes that the program offers revenues to payphone operators from operator assisted calls competitive with other domestic operator service providers. The Company's sales revenues from its operator services programs were not significant during fiscal 1998. However, the Company believes that the program has the potential to generate meaningful revenues, although there can be no assurance in that regard.

Competition

The public communications industry is highly competitive. The Company competes with numerous domestic and foreign firms that manufacture and market public access terminals, products and services similar to the Company's products that have financial, management and technical resources substantially greater than those of the Company. In addition, there are many other firms which have the resources and ability to develop and market products which could compete with the Company's products.
The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products developed by the Company and its competitors, performance, price, reliability and customer service and support.

The Company believes that the primary competitive factors affecting its business are quality, service, price and delivery performance. The Company competes aggressively in certain markets with respect to the pricing of its products and services and attempts to reduce its manufacturing costs rather than increase its prices. The Company also attempts to maintain inventory at levels which enable it to provide timely service and to fulfill the delivery requirements of its customers.

The Company believes that its principal competitors domestically include Protel Inc. (a subsidiary of Inductotherm Industries, Inc.), Intellicall, Inc. and Northern Telecom Limited. It is also possible that new competitors with financial, management and technical resources substantially greater than those of the Company may emerge and acquire significant market share. Possible new competitors include large foreign corporations, the RBOCs and other entities with substantial resources. Some telecommunications companies, already established in the telephone industry with substantial engineering, manufacturing and capital resources, are positioned to enter the public communications market, some of which are foreign manufacturers. The Telecommunications Act lifted the restriction on the manufacturing of telecommunications equipment by the RBOCs. After the FCC finds that an RBOC has opened its local exchange market to competition, the RBOC, through a separate affiliate, may manufacture and provide telecommunications equipment and may manufacture customer premises equipment, such as payphones. As a result of the Act, the Company could face new competitors in the manufacture of payphones and payphone components from one or more of the RBOCs or their affiliates.

Internationally, the Company competes with numerous foreign competitors, all of which have financial, management and technical resources substantially greater than those of the Company and have greater experience in marketing their products internationally. These foreign competitors market payphone products predominately to the PTTs and thereby dominate the international payphone market. In addition, the Company's international marketing efforts are subject to the risks of doing business abroad. The Company believes that the primary competitive factors affecting its international business are the ability to provide products that meet the specific application requirements of the customers, quality and price.

The Company expects that a number of personal communications technologies are  becoming  increasingly competitive with payphone services provided by the telephone companies and independent payphone providers. Such technologies include radio-based paging services, cellular mobile telephone services and personal communication services. These competing services continue to grow and could adversely affect the public
communications industry.   However, the Company believes that the
payphone industry will continue to be a major provider of telecommunications access. In addition, the Company believes that some of these competing technologies, such as paging services, may also benefit the public communication industry by increasing call volume.

Although the Company expects to continue to be subject to intense competition in the future, the Company believes that its products and services are currently competitive with those of other manufacturers in such areas as equipment capability and quality, cost and service. Since the telecommunications industry is subject to rapid technological change, the Company will be required to develop enhancements, new products and services in the future to remain competitive.

Manufacturing, Assembly and Sources of Supply

The Company performs most of its product assembly operations in two leased facilities, a 16,000 square foot manufacturing facility in Sarasota, Florida and a 53,400 square foot manufacturing facility in Orange, Virginia. The Company also performs repair, refurbishment and conversion services at its Orange, Virginia facility. The Company's manufacturing operations are designed so that production volumes within certain limits could be readily increased. See Item 2-"Properties." The Company has also contracted with a foreign manufacturer to produce payphones and payphone assemblies.

Components for the Company's electronic and mechanical assemblies are purchased from external suppliers. These suppliers must be approved by the Company's design engineering group and manufacturing operations. Approval is based on quality, delivery, performance and cost. Design engineering attempts to utilize components available from several manufacturers, as well as avoiding single source component restraints. However, occasionally it is necessary to use a single source component and the Company currently has several items in this category. While the Company believes that it could find alternative suppliers for its components, or in the case of single source components, substitute other components for the ones currently used in its electronic assemblies, the Company's operations could be adversely affected until alternative sources or substituted components could be obtained or designed into the Company's products.

The Company outsources the assembly of its electronic board assemblies and many other payphone components to subcontractors and established contract manufacturers. The Company believes it could use alternate subcontractors, if necessary, with minimal interruption to production, as the equipment required for these assemblies is industry standard and suitable subcontractors are available. However, the Company's operations could be adversely affected until alternative sources could be developed.

The Company's payphones are offered in various configurations based upon the GTE style housing, the Western Electric style housing and various custom designed housings. GTE style housings are supplied by one principal supplier; however, alternative suppliers providing essentially equivalent housings are available. The Company acquired tooling to manufacture the Western Electric style housing as part of the Lucent Acquisition and one of the Company's subcontractors manufactures these housings under a supply agreement with the Company. The Company also has established alternative suppliers providing essentially equivalent housings. Custom designed housings are generally available from sole sources. While the Company believes that it could find alternative suppliers for such housings, the Company's operations could be adversely affected until alternative sources could be obtained.

The Company's payphones are supplied with coin mechanisms that may be unique to a particular configuration or that may be supplied by a sole source. The Company acquired tooling to manufacture the AT&T electronic coin scanning mechanism as part of the Lucent Acquisition and one of the Company's subcontractors manufactures these assemblies under a supply agreement with the Company. The other coin mechanisms used by the
Company are available from various sole sources.   The Company believes
that it could redesign its products to use other available coin mechanisms, develop alternative suppliers for such assemblies, or use or develop essentially equivalent assemblies. However, if a shortage or termination of the supply of one or more of the electronic coin mechanisms were to occur, the Company's operations could be materially and adversely affected.

All components and assemblies are identified by total inventory value and deliveries are scheduled consistent with meeting production schedules. Material planning and scheduling is accomplished utilizing a basic computerized Material Requirements Planning (MRP) system.

The Company's electronic assemblies are subjected to various automated tests and defect-inducing processes to improve their quality and reliability. After testing, the electronic board assemblies may be installed in and tested as a full payphone and shipped to the customer or packaged separately and shipped for customer installation. The Company's
Sarasota, Florida manufacturing and service organizations were ISO 9002 certified in December 1995 and the Company is currently pursuing ISO
9002 certification for its Orange, Virginia manufacturing and service organizations and ISO 9001 certification for its Sarasota, Florida facility.

Warranty and Service

The Company provides the original purchaser with one to three-year warranties on payphone products manufactured by the Company. When the Company resells products from other manufacturers, the Company passes on the other manufacturer's warranty to its customers. The Company provides warranties of 90 days with respect to its repair, refurbishment and conversion services. Under the Company's warranty program, the Company repairs or replaces defective parts and components at no charge to its customers. After warranties expire, the Company provides non-warranty repairs and services for a fee. The Company's distributors are also authorized to repair products.

The Company's customer service engineering staff at its corporate offices provides telephone support services without charge to customers who have installation or operational questions. The Company also provides field engineering support services during the introductory phase of new products and when customers encounter unusual problems.

In addition, the Company provides training courses given at the Company's facility or at the customer's premises on the installation, operation, maintenance and repair of the payphones and its software management systems. The Company's distributors also provide training to their customers.

Product Development

The Company's development efforts during fiscal 1998 were and during fiscal 1999 are targeted to the development of products that integrate the microprocessor technology and software systems of TSG and Elcotel, address digital wireless applications, integrate smart card security applications, expand hardware and software product features, enhance service management capabilities and expand its product line to address the dynamic product requirements of both domestic and international customers. The Company is also developing expanded card technology capabilities and its next generation software management system that is expected to be capable of communicating with and managing all of the Company's payphone terminals and supporting installations of terminals much larger than the present systems.

During fiscal 1998, the Company incurred approximately $4,565 in Company sponsored research and development costs towards the design and development of payphone terminal equipment, management software systems and other products. Research and development costs were $2,623 in fiscal 1997 and $2,257 in fiscal 1996.

During fiscal 1998, the Company completed the development of TSG's next generation smart circuit board assembly to replace an earlier product version sold to Telesector Resources Group, Inc., an affiliate of NYNEX ("NYNEX"), under a sales agreement entered into by TSG in fiscal 1997.
The development of TSG's new smart circuit board assembly was targeted initially to meet the requirements of NYNEX. NYNEX was acquired by Bell Atlantic, Inc. ("Bell Atlantic") during 1997. The Company recently completed modifications to the new circuit board assembly to address certain additional hardware and software requirements of Bell Atlantic. Bell Atlantic started the field trial of TSG's new circuit board assembly in June 1998, and barring any significant operating problems or the inability to meet those requirements, the Company believes that it will begin shipment of such new circuit board assembly during the second quarter of fiscal
1999. The Company believes that the new circuit board assembly will increase the Company's gross profit margin compared to the earlier product version it is intended to replace.

Backlog

The amount of the Company's backlog is subject to fluctuation based on the timing of the receipt and completion of orders. The Company calculates its backlog by including only items for which there are purchase orders with firm delivery schedules. At May 31, 1998, the backlog of all products on order from the Company was approximately $10,284, compared with a backlog of approximately $2,712 at May 31, 1997. The Company's backlog at any given date is not necessarily indicative of future revenues.

Licenses, Patents and Trademarks

The Company has developed, at its expense, certain of the software and engineering designs incorporated in its products. The Company owns nine United States patents relating to payphone components, its smart payphone platforms and other technology which expire between April 2010 and May 2014. The Company also owns several trademarks used in the operation of its business. Although the Company believes that its patents and trademarks are important to its business, it does not believe that patent protection or trademarks are critical to the operation or success of its business. While the Company does not believe that it is infringing on the patents of others, there can be no assurance that infringement claims will not be asserted in the future or that the results of any patent-related litigation would not have a material adverse effect on the Company's business.

The Company regards certain of its manufacturing processes and circuit designs as proprietary trade secrets and confidential information. To protect this information, the Company relies largely upon a combination of agreements with its contract manufacturers, confidentiality procedures, and employee agreements. However, there can be no assurance that the Company's trade secrets will not be disclosed or misappropriated.
Moreover, the Company's copyrights may not protect it from unauthorized duplication of its payphones or other products which may be marketed without the Company's knowledge or consent, although the Company has vigorously and successfully to date defended its copyrights and has stopped certain other organizations from continuing the unauthorized duplication of the Company's payphone software. However, the copyright registrations would not prevent a competitor from independently creating payphones or other products which are functionally equivalent to those of the Company. The Company licenses the use of its proprietary software and designs through licensing provisions in its standard sales agreement, and the provisions are designed to prevent duplication and unauthorized use of the Company's software.

The Company licenses certain technologies, including patents and other intellectual property rights acquired pursuant to the Lucent Acquisition, from third parties under agreements providing for the payment of royalties. Royalty expense during the year ended March 31, 1998 approximated $86.

Other Risk Factors

The Company's business is subject to a number of risks, some of which are beyond the Company's control. Some of these risks are described below. Other risks are described in other parts of this Form 10-K.

Integration of Acquired Businesses. As a result of the Lucent Acquisition and the Merger, the Company has devoted and continues to devote significant management resources to integrate the operations of the acquired businesses with those of the Company, thereby detracting from attention to the day to day business of the Company. Such integration has included coordinating geographically separated organizations and facilities, integrating personnel and combining corporate cultures, integrating the disparate products and services acquired, and eliminating unnecessary and duplicative facilities, employees, programs and expenses.

Potential Fluctuations in Quarterly Results. The Company's operating results have in the past been, and may continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include the introduction and market acceptance of new products; the timing of orders; variations in product costs or mix of products sold; increased competition in the public communications industry; and changes in general economic conditions and specific economic conditions in the public communications industry, any of which could have an adverse impact on operations and financial results.

Rapid Technological Change. The Company's operating results will depend to a significant extent on its ability to reduce the costs to produce existing products and introduce new products to remain competitive in the public communications market. The success of new products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of the Company's competitors and market acceptance of those products. There can be no assurance that the Company will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of its products or that products and technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive.

Changes in Telecommunications Law and Regulations. Changes in domestic and international telecommunication requirements could affect sales of the Company's products and the operations of its customers. In the United States the Company's products must comply with various
Federal Communication Commission requirements and regulations. In countries outside of the United States the Company's products must meet various requirements of local telecommunications authorities. Failure by the Company to obtain timely approval of products or promptly modify products as necessary to meet new regulatory requirements could have a material adverse effect on the Company's business, operating results and financial condition.

International Operations. The Company conducts business internationally. Accordingly, the Company's future results could be adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; government spending patterns; and natural disasters, among other factors. Any or all of these factors could have a material adverse impact on the Company's international business.

Volatility of Stock Price. The Company's Common Stock has experienced substantial price volatility, particularly as a result of variations between the Company's actual or anticipated financial results and the published expectations of analysts and a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock in the future.

Employees

As of June 4, 1998, the Company employed 326 individuals of which 324 are full-time employees. The Company is not a party to any collective bargaining agreement and believes that its relations with its employees are good.

Seasonality

The Company's sales are generally stronger during periods when weather does not interfere with the maintenance and installation of payphone equipment by the Company's customers. Accordingly, the Company's sales could be adversely affected during certain periods of the year.

Government Regulation and the Telecommunications Act

Overview. Products and services offered by the Company and operated by its customers are subject to varying degrees of regulation at both the federal and state levels. There can be no assurance that any changes in such regulation would not have an adverse impact on the operations of the Company and its customers.

Parts 15 and 68 of the FCC rules govern the technical requirements that payphone and other telephone products must meet in order to qualify for FCC registration and interconnection to the telephone network. The Company has performed those tests necessary to assure compliance with these technical requirements and obtained FCC registration for its various model payphones.

The Company's products must be tested and approved by various regulatory bodies in international markets in which the Company sells its products, and these approvals must be obtained before the importation of the products by customers. The products exported by the Company to specific foreign countries have been approved by the appropriate regulatory body.

The regulation of telecommunication providers by the FCC and state regulatory authorities has a direct effect on the Company's product designs. The Company designs its products to comply with regulations applicable to provision of public communication services. The Company's products may require modification to comply with new technical or regulatory requirements or other factors upon adoption of new regulations by federal and state authorities.

State regulatory authorities have adopted a variety of regulations which vary from state to state, governing technical and operational requirements of privately owned payphones. These requirements include the following: dialtone-first capability to allow free calls to operator, emergency, information and toll free numbers without a coin deposit; multi-coin capability; calculation of time-of-day and weekend discounts; prohibition of post-call charges; advisement to callers of additional charges for additional time before disconnecting; provisions of certain information statements posted on cabinets; provision of local telephone directories; mandatory acceptance of incoming calls; reduced charges for local calls from certain locations such as hospitals or rest homes; and restrictions as to the location and hours of operation of such payphones. The states have also established tariffs for local and intrastate coin sent-paid calls, and in many instances for Zero-Plus Calls.

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

The Telecommunications Act. On September 20, 1996, the FCC released its order (the "Order") adopting regulations to implement the section of the Telecommunications Act which mandated fair compensation for all payphone providers and otherwise changed the regulatory regime for the payphone industry pursuant to the Telecommunications Act. The Telecommunications Act requires that the FCC establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call using their payphone. Among other matters, the Order addressed compensation for non-coin calls and local coin calling rates, ordered the discontinuation of payphone subsidies from basic exchange and exchange access revenues which favored payphones operated by telephone companies, and authorized RBOCs and other providers to select service providers.

The Order required payphones operated by regulated telephone companies to be removed from regulation, separating payphone costs from regulated accounts by April 15, 1997. This requirement was intended to eliminate all subsidies that favored payphones operated by the telephone companies. Telephone companies were also required to reduce interstate access charges to reflect separation of payphones from regulated accounts. In order to eliminate discrimination, the telephone companies were also required to offer coin line services to independent providers if they continue to connect their payphones to central office-driven coin line services. The FCC did not mandate unbundling of specific coin line related services, but did make provisions to allow states to impose further payphone services requirements that are consistent with the Order.

The Order authorized RBOCs to select the operator service provider serving their payphones and for independent payphone providers to select the operator service provider serving theirs. This provision preempted state regulations that require independent providers to route intralata calls to the telephone companies. The FCC, however, did not establish conditions that require operator service providers to pay independent payphone providers the same commission levels as the RBOCs demand.

In the Order, the FCC decided that the dial-around compensation rate for access code calls and toll free calls should be equal to the deregulated local coin call rate. The FCC also established an interim compensation plan whereby compensation for access code and toll free calls would be paid to payphone service providers. Under the first phase of the FCC's interim compensation plan, payphone service providers would be compensated at a flat rate of $45.85 per payphone per month, as compared to the previous compensation of $6.00 per month. This interim rate was to expire on September 1, 1997, and replace all other dial-around compensation prescribed at the state or federal level. This compensation was to be paid by the major inter-exchange carriers based on their share of toll revenues in the long distance market. By October 1, 1997, under the second phase of the interim compensation plan, all payphones would switch to a per-call compensation rate set at $.35 per toll free or access code call. The carrier that was the primary beneficiary of the call would pay the per-call compensation. After one year of deregulation of coin rates (October 1, 1998), the permanent compensation rate would have been adjusted to equal the local coin rate charge for a particular payphone.

On July 1, 1997, the United States Court of Appeals for the District of Columbia Circuit issued its decision on appeals of certain portions of the
Order.   The Court ruled that the FCC was unjustified in setting the per-call compensation rate at an amount equal to the deregulated local coin rate.
The Court also held that interim compensation for 0+ calls must be included in the new interim compensation plan. Finally, the Court upheld the FCC's authority to regulate the rates charged for local coin calls (thereby eliminating state limitations on such rates) and the FCC's decision to require the carrier rather than the calling party to pay the compensation to payphone service providers for toll free and access code calls. The
Court vacated and remanded to the FCC for further consideration the issues of compensation for toll free and access code calls both on a permanent and an interim basis.

On October 9, 1997, the FCC adopted a revised compensation plan on remand from the Court of Appeals. The revised plan sets compensation at a rate of $.284 per completed call, during the period October 7, 1997 through October 6, 1999. After October 6, 1999, the per call compensation rate will vary from payphone to payphone, with compensation equal to the local coin rate minus $.066. Multiple petitions for reconsideration of the plan are pending before the FCC, which seek both to increase and decrease the compensation amount, and to change the compensation amount from a flat rate per call to a variable rate depending on call duration. In addition, certain parties have petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the FCC order. There can be no assurance as to the impact on dial around compensation of such petitions to the FCC and the courts. The ultimate outcome with respect to dial around compensation will have a significant impact on the business and operations of payphone service providers and thus the demand for payphones.

In orders released on September 20, 1996 and November 8, 1996, the
FCC ruled that local exchange carriers must provide payphone-specific unique coding digits to payphone service providers and that the payphone service providers must provide those digits from their payphones to inter-exchange carriers in order to identify the payphone. The provision of coding digits is a prerequisite to per-call compensation payments by the inter-exchange carriers to the payphone service providers for toll free and access code calls. However, in an order issued on October 7, 1997, the FCC waived the requirement that payphone service providers provide unique coding digits in order to receive compensation until March 9, 1998 when the waiver expired. Comments have been made to the FCC that include proposals to determine per call compensation on a per phone basis rather than a per call basis for any payphone not transmitting coding digits.

On January 29, 1998, the FCC adopted a rule that all operator service providers must orally disclose to away-from-home callers how to obtain the total cost of the call, before the call is connected, by pressing up to two keys on the phone or by staying on the line. Operator service providers need not provide an exact rate quote unless the caller specifically requests it. Operator service providers must comply with the new rule by July 1, 1998. This rule will not apply to smart payphones (such as the Company's intelligent payphones) until October 1, 1999 by which time those payphones must be modified to comply or be replaced. The Company's intelligent payphone terminal products must be modified to comply with the new rule. The Company believes that software required to comply with the new rule can be developed and incorporated into its current products within the required time frame. The Company also believes that the installed base of its older intelligent payphone terminal products that will not be modified to comply with this new rule can be replaced with payphone terminals that do comply, which will be developed by the Company within the required time frame.

The Company cannot predict the outcome of future FCC actions with respect to compensation to payphone service providers or away-from-home callers, the outcome of additional rulings, if any, by the courts, nor the impact that such additional actions might have on the Company, its customers or the public communications industry in general.

Environmental Matters

In April 1997, the TSG received a formal "no further action status" notification from the Florida Department of Environmental Protection (the "FDEP") after several years of evaluation, assessment and monitoring of soil and groundwater contamination at one of its former facilities in Florida. It is always possible that the FDEP could reopen the investigation in the future and require the Company to take further actions at the site. The Company cannot estimate a range of costs, if any, that it could incur in the future since such costs would be dependent upon the scope of additional actions, if any, that may be required by the State of Florida.

TSG is Potentially Responsible Party ("PRP") for undertaking response actions at a facility for the treatment, storage, and disposal of hazardous substances operated by Seaboard Chemical Corporation from 1975 to 1989 at Jamestown, North Carolina. However, as a small generator "De Minimis" party, TSG was permitted to execute a buy-out agreement with respect to the remediation activities at the site. The Company believes, based on presently available information, that it has no further obligations with respect to the site. However, if additional waste is attributed to TSG, it is possible that the Company could be liable for additional costs. The Company cannot estimate a range of costs, if any, that it could incur in the future since such costs would be dependent upon the amount of additional waste, if any, that could be attributed to TSG.

TSG is also a PRP with respect to response actions at the Galaxy/Spectron Superfund Site in Elkton, Maryland. TSG is also a De
Minimis party with respect to this site, and believes its proportionate share of costs to undertake response actions will likely be insignificant. The Company has received notification that the De Minimis parties will be able to buy out and obtain a release from any further clean-up liability at the site at a cost presently estimated at $3.70 per gallon of contributed waste, which would amount to $3 with respect to TSG's contribution. The Company has not incurred any costs with respect to this site and believes that its ultimate costs will not be material.

Item 2.  Properties
-------  ----------

The Company owns two 24,000 square foot buildings located at 6428 Parkland Drive, Sarasota, Florida. These buildings were constructed in 1987 and 1989, respectively. The two buildings are owned subject to mortgage indebtedness pursuant to a promissory note with a bank. During the year ended March 31, 1998, the Company utilized one of the 24,000 square foot buildings for its own operations. The other
24,000 square foot facility was leased to an electronics manufacturer until May 1998. The Company intends to use that second building for its operations beginning in July 1998.

The Company leases the following properties:


- A 16,000 square foot facility manufacturing facility located at 6448 Parkland Drive, Sarasota, Florida under a three year lease which commenced in December 1997;

- A 53,400 square foot manufacturing facility located at 315 Waugh Boulevard, Orange, Virginia under a one year lease agreement that commenced on July 31, 1997 and that is renewable by the Company for four additional terms of one year each;

- 11,200 square feet of engineering space located in a building at 1060 Windward Ridge Parkway, Alpharetta, Georgia under a five-year lease that commenced on January 9, 1998.


The Company believes that the combination of owned and leased space is adequate for its current business.

Item 3.  Legal Proceedings
-------  -----------------

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

On September 30, 1997, the Company's motion to dismiss the plaintiffs' third amended complaint was granted, in part, and those portions of the complaint were dismissed with prejudice. On October 3, 1997, the Company filed its answer to the remaining causes of action in the plaintiffs' third amended complaint. Plaintiffs' motion for class certification was granted on December 9, 1997. The Company disputes liability and intends to defend this matter vigorously, although the Company cannot predict the ultimate outcome of this litigation.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

None.

                             PART II
                             -------

Item 5.   Market for Registrant's Common Equity and
-------   Related Stockholder Matters.
          -----------------------------------------

The Company's Common Stock is reported by the NASDAQ National Market
System under the symbol "ECTL". The Company's Redeemable Warrants to Purchase Common Stock ("Warrants") began publicly trading on February 3,
1998 following the Merger.  The Warrants are reported by the NASDAQ
National Market System under the symbol "ECTLW". The following table sets forth the range of high and low sales prices for the Company's Common
Stock and Warrants for each of the periods indicated during which they traded as reported by the NASDAQ National Market System.

                               Common Stock         Warrants
                              -------------       -------------


Period                        High      Low       High      Low
------                        ----      ---       ----      ---
Quarter Ended:

  June 30, 1996               8         5           -         -

  September 30, 1996          9-1/4     5-1/4       -         -

  December 31, 1996           7-3/4     5-7/8       -         -

  March 31, 1997              8-5/8     6           -         -

  June 30, 1997               6-5/8     5-1/4       -         -

  September 30, 1997          7-1/4     5-5/8       -         -

  December 31, 1997           8-1/8     5-5/8       -         -

  March 31, 1998              6-1/4     4-3/4      1/4      1/16

_______________________________

As of June 9, 1998, there were 414 holders of record of the Common Stock of the Company and 3 holders of record of the Warrants.

The Company has not declared or paid any cash dividends on its Common Stock. The Company is not restricted from paying dividends provided it is not in default of its loan agreement with its bank.

Item 6.  Selected Financial Data.
-------  ------------------------

The following selected financial data is qualified in its entirety by reference to the more detailed consolidated financial statements and notes thereto included elsewhere in this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           Year ended March 31,
                                     -----------------------------

                             1998       1997       1996       1995       1994
                            ------     ------     ------     ------     ------
                                   (In thousands, except per share data)

Net Sales                 $ 46,250   $ 26,832   $ 21,462   $ 25,090   $ 20,216

Cost of Sales             $ 28,645   $ 15,883   $ 13,238   $ 14,776   $ 12,232

Income (Loss) before
  Extraordinary Items     $  1,757   $  1,628  ($  1,291)  $  3,524   $  2,041

Basic Income (Loss) before
  Extraordinary Items per
  Common Share (1)        $    .18   $    .20  ($    .16)  $    .48   $    .32

Diluted Income (Loss) before
  Extraordinary Items per
  Common and Common
  Equivalent Share (1)    $    .18   $    .20  ($    .16)  $    .45   $    .30

Net Income (Loss)         $  1,757   $  1,628  ($  1,291)  $  3,524   $  4,002

Basic Net Income (Loss)
  per Common Share (1)    $    .18   $    .20  ($    .16)  $    .48   $    .64

Diluted Net Income (Loss)
  per Common and Common
  Equivalent Shares (1)   $    .18   $    .20  ($    .16)  $    .45   $    .59

Working Capital           $ 20,237   $  7,897   $  6,288   $  5,575   $  4,224

Total Assets              $ 67,438   $ 15,944   $ 14,929   $ 16,225   $ 10,234

Long-term Obligations     $  9,891   $    232   $    432   $    782   $    950

Stockholders' Equity      $ 49,660   $ 12,627   $ 10,558   $ 11,091   $  6,638


(1) Earnings per share have been restated for the years ended March 31, 1994 to March 31, 1997 to comply with SFAS 128, Earnings per Share.

Item 7.   Management's Discussion and Analysis of
-------   Financial Condition and Results of Operations.
          ----------------------------------------------

All dollar amounts, except per share data, set forth herein, are stated in thousands.

Technology Service Group, Inc. Merger
-------------------------------------

On December 18, 1997, the Company acquired Technology Service Group,
Inc. ("TSG"), a Delaware corporation, via the merger (the "Merger") of Elcotel Hospitality Services, Inc. ("EHS"), a wholly owned subsidiary of the Company, into TSG, pursuant to an Agreement and Plan of Merger dated as of August
13, 1997 (as amended) among the Company, TSG and EHS ("Merger
Agreement"). Immediately following the consummation of the Merger, TSG became a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement each issued and outstanding share of common stock of TSG was converted into the right to receive 1.05 shares of common stock of the Company and in accordance with this formula, the Company issued an aggregate of 4,944,292 shares of common stock pursuant to the Merger. In addition, the Company issued 80,769 shares of common stock in payment of certain acquisition expenses. As a result of the Merger, holders of options and rights to purchase shares of common stock of TSG pursuant to TSG's option and stock purchase plans received options and rights to purchase, at a proportionately reduced per share exercise price, a number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG they were entitled to purchase immediately prior to the Merger under such options and rights. Similarly, holders of warrants to purchase shares of common stock of TSG received warrants to purchase, at a proportionately reduced per share exercise price, a number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG they were entitled to purchase immediately prior to the Merger under such warrants.

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
                                                          =======

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of $35,605 was allocated to the assets and liabilities of TSG as of the acquisition date based upon their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired of $24,096 was recorded as goodwill.

A summary of the book value of the assets and liabilities of TSG at December 18, 1997 as compared to their estimated fair values is set forth below.

                                                                     Estimated
                                                           Book         Fair
                                                          Value        Value
                                                          -------      -------
        Cash and temporary investments                    $   239      $   239
        Accounts receivable                                 3,703        3,703
        Inventories                                        11,103        6,490
        Refundable income taxes                               604          604
        Deferred tax asset, current                           748        3,719
        Prepaid expenses and other current assets              12           12
        Property, plant and equipment                         662          782
        Identified intangible assets                        1,022        7,530
        Other assets                                           29           29
        Accounts payable and accrued expenses              (5,153)      (6,353)
        Borrowings under lines of credit                   (3,970)      (3,970)
        Deferred tax liability, non-current                   ( 4)      (1,276)
                                                          -------      -------
          Net assets acquired                             $ 8,995       11,509
        Excess of purchase price over                     =======
                 net assets acquired                                    24,096
                                                                       -------
                  Total                                                $35,605
                                                                       =======

The allocation of merger consideration to the estimated fair value of inventories has been decreased by $4,810 to reflect the estimated net realizable value of inventories related to products discontinued by the Company.

Identifiable intangible assets are comprised of TSG's trade names at an estimated fair value of $2,869, assembled workforce at an estimated fair value of $1,372, product software at an estimated fair value of $847, patented technology at an estimated fair value of $419 and customer contracts at an estimated fair value of $2,023.

At December 18, 1997, TSG had net operating loss carryforwards of $11,160 available to reduce future taxable income, which expire from 1998 to 2010. However, the utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $200 as a result of a previous change in ownership of TSG. Accordingly, future tax benefits related to net operating loss carryforwards of approximately $2,909 will not be realized, and a corresponding valuation allowance has been provided in the purchase price allocation.

The fair value of accrued liabilities includes the estimated costs to terminate and to relocate TSG employees and relocate TSG property in accordance with the Company's integration and consolidation plan. Employee termination costs reflecting the estimated cost of severance and salary continuation arrangements and related employee benefits have been estimated at $470.
The costs of relocating employees and property of TSG have been estimated at $730.

The fair value of the intangible assets included in the allocation of the purchase price are being amortized over their estimated useful lives as follows:

      Goodwill                         35 years
      Trade names                      35 years
      Assembled workforce              35 years
      Product software                  5 years
      Patented technology               4 years
      Customer contracts             3.45 years

The consolidated statement of operations for the year ended March 31, 1998 (see "Item 8. Consolidated Financial Statements and Supplementary Data") reflect the operations of TSG from the merger date.

Lucent Technologies Acquisition
-------------------------------

On September 30, 1997, the Company acquired from Lucent Technologies
Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business. The purchase price, including estimated acquisition expenses of $231, was $5,821, net of an inventory adjustment of $1,183, determined pursuant to the acquisition agreement. Assets acquired from Lucent included inventories, machinery, equipment, tooling and certain other assets related to the payphone manufacturing and component parts business conducted by Lucent, as well as a license of certain patent and other intellectual property rights related thereto.

On October 2, 1997, the Company borrowed an aggregate of $6,850 under the terms of bank promissory notes to finance the Lucent acquisition, including acquisition expenses, debt issuance expenses and other general corporate activities, including acquisition of equipment. These notes consisted of an installment note in the principal amount of $3,050 payable in eighty four equal monthly installments of $36, a term note in the principal amount of $2,850 due March 31, 1998 and a term note in the principal amount of $950 due March 31, 1998. The notes were collateralized by the assets of the Company and bore interest at the bank's floating 30 day Libor rate plus 2.25% (7.9% per annum upon issuance). On November 25, 1997, the Company repaid all of the aforementioned notes from the proceeds drawn under a $15,000 revolving credit line entered into on November 25, 1997.

A summary of the allocation of the purchase price to the assets acquired as of September 30, 1997, based on the Company's estimates of their fair values is set forth below.

        Inventories                            $3,780
        Equipment and tooling                     500
        Intangible Assets                       1,541
                                               ------
        Total purchase price                   $5,821
                                               ======

The consolidated statement of operations for the year ended March 31, 1998 (see "Item 8. Consolidated Financial Statements and Supplementary Data") reflect the effects of the Lucent acquisition from the acquisition date.

Results of Operations.
----------------------

Year ended March 31, 1998, compared to year ended March 31, 1997:

Net sales for the year ended March 31, 1998 ("fiscal 1998"), increased from $26,832 for the year ended March 31, 1997 ("fiscal 1997") to $46,250, an increase of $19,418, or approximately 72%, principally as a result of: (i) an increase in sales to domestic independent payphone operators of $2,334, or approximately 14%, from $16,992 for fiscal 1997 to $19,326 for fiscal 1998,
(ii) an increase in sales to domestic telephone companies of $15,166 from $833 for fiscal 1997 to $15,999 for fiscal 1998 due to the TSG and Lucent acquisitions described above, (iii) an increase in sales to international customers of $1,154, or approximately 14%, from $8,045 for fiscal 1997 to $9,199 for fiscal 1998, and (iv) an increase in component sales and miscellaneous other sources of revenue of $764, or approximately 79%, from $962 for fiscal 1997 to $1,726 for fiscal 1998. Sales to international customers accounted for approximately 20% of net sales for fiscal 1998 as compared to approximately 30% for fiscal 1997. Fiscal 1998 sales include sales of $580 by the Company to TSG prior to the acquisition date.

Cost of sales as a percentage of net sales increased to approximately 62% for fiscal 1998 from approximately 59% for fiscal 1997 principally as a result of the increase in sales of lower margin products to domestic telephone companies. As a result of the acquisitions described above, the Company believes that its sales to domestic telephone companies will increase compared to such sales on a historical basis. However, as a result of higher volumes, sales to domestic telephone companies are generally made at margins lower than those to domestic independent payphone operators. Accordingly, the Company believes that its cost of sales as a percentage of net sales will be higher in the future than the Company experienced on a historical basis.

Research and development costs increased by $1,942, or approximately
74%, from $2,623 in fiscal 1997 to $4,565 in fiscal 1998 due to the acquisition of TSG and the expansion of resources to support development and engineering activities related to technology and products acquired from Lucent. Selling, general and administrative expenses increased by $3,604, or approximately 57%, from $6,326 in fiscal 1997 to $9,930 in fiscal 1998 principally as a result of an increase in the Company's allowance for doubtful accounts specifically related to foreign receivables, an expansion of marketing resources to support domestic and international initiatives, and an increase in expenses resulting from the acquisition of TSG. Amortization expense increased to $603 in fiscal 1998 from $32 for fiscal 1997 due to the amortization of intangibles resulting from the Merger and the Lucent acquisition. Net interest income decreased by $102, or approximately 50%, from $205 in fiscal 1997 to $103 in fiscal 1998 due to the increase in outstanding debt related to the Merger and the Lucent acquisition.

The fiscal 1998 tax expense is comprised of $644 of current tax expense and a deferred tax expense of $209 as compared to a current tax expense of $253 and a deferred tax expense of $623 in fiscal 1997.

Year ended March 31, 1997, compared to year ended March 31, 1996:

Net sales for the year ended March 31, 1997 ("fiscal 1997"), increased from $21,462 for the year ended March 31, 1996 ("fiscal 1996") to $26,832, an increase of $5,370, or approximately 25%, principally as a result of: (i) a decrease in sales to domestic independent payphone operators of $962, or approximately 5%, from $17,954 for fiscal 1996 to $16,992 for fiscal 1997, (ii) an increase in sales to domestic telephone companies of $368 from $465 for fiscal 1996 to $833 for fiscal 1997, (iii) an increase in sales to international customers of $6,509 from $1,536 for fiscal 1996 to $8,045 for fiscal 1997, and
(iv) a decrease in component sales and miscellaneous other sources of revenue of $545, or approximately 36%, from $1,507 for fiscal 1996 to $962 for fiscal 1997. Sales to international customers accounted for approximately 30% of net sales for fiscal 1997 as compared to approximately 7% for fiscal 1996.

Cost of sales as a percentage of net sales decreased from 62% to 59% for the comparative fiscal years principally as a result of increased production and favorable manufacturing cost absorption and other favorable variances.

Research and development costs increased by $366, or approximately 16%, from $2,257 in fiscal 1996 to $2,623 in fiscal 1997 principally due to an increase in the number of employees engaged in research and development activities partially offset by a decrease in the use of consultants on certain development projects. Selling, general and administrative expenses decreased by $139, or approximately 2%, to $6,326 in fiscal 1997 from $6,465 in fiscal 1996 principally as a result of a reduction in the Company's allowance for doubtful accounts due to cash collection or product return of previously reserved amounts as well as reduced reserves with respect to current accounts receivable during fiscal 1997, partially offset by an increase in sales and marketing salaries and commission expense, management incentive bonuses and legal fees. Net interest income decreased $10, or approximately 5%, from $215 in fiscal 1996 to $205 in fiscal 1997 due principally to a decrease in the Company's note receivable portfolio.

The fiscal 1997 tax expense is comprised of $253 of current tax benefit and a deferred tax expense of $623. The fiscal 1996 tax benefit is comprised of $186 of current tax benefit and a deferred tax benefit of $675. The fiscal 1996 tax benefit was generated as a result of the current year loss.

During fiscal 1996, one of the Company's customers, to whom the Company had sold approximately 3,500 payphone terminals during fiscal 1995, filed for protection under Chapter 11 of the Bankruptcy Code. On the date of the bankruptcy filing, the Company was owed approximately $3,200. In July
1996, the Company and the debtor reached an agreement in principle with respect to the treatment of the Company's claims under the debtors' plan of reorganization. The agreement in principle resulted in an allowance of approximately $1,602 against the Company's receivable from the debtor. In addition, the Company had incurred approximately $242 in legal and related expenses in connection with its claim against the debtor. The total charge to the Company's financial statements relating to this matter was $1,844 during fiscal 1996. During fiscal 1997, the Company sold the payphone terminals and related equipment which was in the Company's possession and being warehoused by the Company pursuant to a prior Bankruptcy Court order.
The amount realized by the Company from this transaction resulted in a $413 recovery in excess of the amount anticipated during fiscal 1996. In addition, the Company incurred approximately $82 in legal and related expenses in connection with this matter during fiscal 1997. The total credit to the Company's financial statements for this matter was $331 during fiscal 1997.

Effects of Inflation.
---------------------

In general, inflation and changing prices have not had a material impact on the Company's operations.

Effects of New Accounting Standards
------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management does not believe that the adoption of SFAS 130 will have a significant impact on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosure about Segments of an Enterprise and Related Information, which requires public companies to report selected segment information in their complete financial statements and in condensed interim financial statements issued to stockholders. SFAS 131 is effective for fiscal years beginning after December 31, 1997. It also requires entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. SFAS 131 also requires disclosure as to how management makes decisions about allocating resources to segments and measuring their performance. Management does not believe that the requirements of SFAS 131 will have a significant impact on the Company's consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

The Company's current assets increased by $17,142, or approximately 156%, from $10,982 at March 31, 1997 to $28,124 at March 31, 1998, predominantly from an increase in accounts receivable of $4,411 (due to the acquisition of TSG and the higher level of sales by the Company, including sales of products related to the Lucent acquisition) and an increase of $1,000 in notes receivable (related to the conversion of an international account receivable into a secured note), an increase of $6,355 in inventory (related to the Merger and the Lucent acquisition), and an increase in the deferred tax asset of $3,449 as a result of the Merger. Included in notes receivable are notes from two specific international customers totalling $1,454, net of specific allowances. Current liabilities increased by $4,802, or approximately 156%, from $3,085 at March 31, 1997 to $7,887 at March 31, 1998, as a result of the acquisition of TSG and an increase in accounts payable and accrued expenses resulting from the Company's increased sales activity. Long-term liabilities increased by $9,659, from $232 at March 31, 1997 to $9,891 at March 31, 1998, predominantly due to refinancing of the Company's debt with a new revolving credit line and mortgage note as described below.
Stockholders' equity increased by $37,033, from $12,627 at March 31, 1997 to $49,660 at March 31, 1998, due to the acquisition of TSG and associated stock registration costs ($34,919), issuance of stock to employees and directors under stock option or purchase plans ($357), and net income for the year of $1,757.

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

On October 2, 1997, the Company borrowed an aggregate of $6,850 under bank promissory notes to finance the Lucent acquisition and other general corporate activities. These notes consisted of an installment note in the principal amount of $3,050 payable in 84 equal monthly installments ending October 2, 2004 and two term notes with an aggregate principal amount of $3,800 that were due on March 31, 1998. See "Acquisitions-Lucent Technologies" for a more complete description of these bank promissory notes.

On November 25, 1997, the Company refinanced the $2,000 working capital line of credit, the $3,050 installment note due on October 2, 2004 and the term notes of $3,800 that were due on March 31, 1998, with a new $15,000 revolving line of credit which matures on November 25, 2002. Interest on amounts borrowed on the line of credit is at the bank's floating 30 day Libor rate plus 1.5%. In addition, on November 26, 1997, the Company refinanced its mortgage note, which had a principal balance of $315 and a maturity date of May 23, 1999, with a new mortgage note in the amount of $1,920, at the same fixed interest rate of 8.5%. The note is payable in 59 monthly installments of $19 and a final payment of $1,533 on November 26, 2002.

In connection with such refinancings, the Company entered into a Restated
Loan Agreement ( the Agreement") dated November 25, 1997, which contains covenants that prohibit or restrict the Company from engaging in certain transactions without the consent of the bank, including merger or consolidations, payment of subordinated stockholder debt obligations, and disposition of assets, among others. Additionally, the Agreement requires the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these covenants or the occurrence of an event of default, if not waived or corrected, could accelerate the maturity of the indebtedness outstanding under the Agreement.

The Company believes that its anticipated cash flow from operations and borrowings against its bank line of credit will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through March 31, 1999.

Year 2000 Discussion
--------------------

The Company has completed a preliminary review of Year 2000 issues related to the Company's internal systems and its products. The Company believes that its internal systems are Year 2000 compliant since it has recently installed a new accounting system which integrates its accounting, billing and manufacturing operations. The Company has evaluated the products that it continues to support and has identified those products whose software will have to be modified in order to become Year 2000 compliant.
The Company's plan is to address the modifications required for the software in those products during Fiscal 1999. The Company does not believe that the cost of such modifications will be material to its business, operations or financial condition. The Company intends to contact during Fiscal 1999 those suppliers who provide critical products and services to the Company to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or to monitor their progress toward Year
2000 compliance.

Selected Quarterly Data
-----------------------

The following sets forth a summary of selected statements of operations data (unaudited) for the quarters ended June 30, 1996, September 30, 1996, December 31, 1996 and March 31, 1997:

                                      Quarter Ended
                  ------------------------------------------------------
                  June 30,     September 30,   December 31,    March 31,
                    1996           1996           1996           1997
                   ------         ------         ------         ------

Net Sales          $5,551         $6,101         $7,206         $7,974
Net Income         $  197         $  326         $  548         $  557



The following sets forth a summary of selected statements of operations data (unaudited) for the quarters ended June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998:

                                      Quarter Ended
                  ------------------------------------------------------
                  June 30,     September 30,   December 31,    March 31,
                    1997           1997           1997           1998
                   ------         ------         ------         ------

Net Sales          $6,743         $7,630        $13,592        $18,275
Net Income         $  375         $  418        $   709        $   255

Item 8.   Consolidated Financial Statements and Supplementary Data.
-------   ---------------------------------------------------------

          Independent Auditors' Report, page F-2.

          Consolidated Balance Sheets as of March 31, 1998 and 1997, pages F-3 and F-4.

          Consolidated Statements of Operations for the years ended March 31, 1998, 1997, and 1996, page F-5.

          Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998, 1997, and 1996, page F-6.

          Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997, and 1996, pages F-7 and F-8.

          Notes to Consolidated Financial Statements, pages F-9 through F-34.

Item 9.   Changes in and Disagreements with Accountants on Accounting
-------   and Financial Disclosure.
          -----------------------------------------------------------

          None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

The following table sets forth the names and ages of all directors and executive officers of the Company, as well as positions and offices within the Company.

     Name                     Age      Position
     -------------------      ---      ----------------------------------
     C. Shelton James         58       Chairman of the Board

     Tracey L. Gray           66       President, Chief Executive Officer
                                       and Director

     Joseph M. Jacobs         45       Director

     Dwight Jasmann           62       Director

     Charles H. Moore         68       Director

     Thomas E. Patton         57       Director

     Mark L. Plaumann         43       Director

     David R. A. Steadman     61       Director

     Eduardo Gandarilla       48       Executive Vice President,
                                             Sales and Marketing

     David F. Hemmings        51       Senior Vice President,
                                             Business Development
                                             and Technology/System
                                             Development

     William H. Thompson      45       Senior Vice President,
                                             Administration/Finance
                                             and Secretary

     Ronald M. Tobin          55       Vice President, Finance,
                                       Chief Financial Officer, Assistant
                                             Secretary and Treasurer

     Darold R. Bartusek       52       Vice President and General Manager,
                                             Telco Sales

     Hugh H. Durden           50       Vice President and General Manager,
                                             IPP Sales

     Kenneth W. Noack         60       Vice President, Operations

     Henry W. Swanson         61       Vice President, Engineering
                                             and Development

__________________________

Mr. James, currently Chairman of the Board, served as Chief Executive Officer of the Company from May 1991 until the Merger in December 1997 and has been a director of the Company since December 1990. Mr. James is currently an investor in and business advisor to a number of companies. While he has devoted a substantial amount of time to the Company since May 1991, he has also served as Executive Vice President of Fundamental Management Corporation, an investment management company, since April 1990, and was appointed President of that company in April 1993. He is a member of the boards of Cyberguard Corporation, Concurrent Computer Corporation, NAI Technologies, Fundamental Management Corporation, CSPI and SK Technologies, Inc. From 1980 to 1989, Mr. James was Executive
Vice President of Gould, Inc., a diversified electronics company, and President of Gould's Computer Systems Division.

Mr. Gray has served as President of the Company since July 1991 and Chief Operating Officer of the Company from July 1991 until the Merger in December 1997, at which time he became Chief Executive Officer, and has been a director of the Company since August 1991. From June 1986 until joining the Company, Mr. Gray had been a Vice President of the Government Systems Division, Network Systems Division and Federal Systems Division, respectively, of Sprint in Washington, DC. Prior to that, Mr. Gray served in numerous assignments with AT&T in corporate staff functions and retired as Vice President, Government Systems in 1985. He served as Chief Executive Officer and a member of the board of Access Engineering Corporation from 1985 to 1986. Mr. Gray has served in various positions with industry professional associations.

Mr. Jacobs was appointed a director of the Company in February 1998. Mr. Jacobs has been President of Wexford Management LLP, a manager of several private investment partnerships, since its formation in January 1996. From May 1994 to January 1996, he was President and sole shareholder of Concurrency Management Corporation, the predecessor to Wexford
Management LLC.   From 1982 to May 1994, Mr. Jacobs was employed by,
and since 1988 was the President of, Bear Stearns Real Estate Group, Inc.
Mr. Jacobs is currently a director and the Chief Executive Officer of Resurgence Properties, Inc., an owner-operator of real estate, and is a director of BCAM International, Inc., an ergonomic technology and medical footwear company.

Mr. Jasmann has been a director of the Company since December 1993 and is currently an international telecommunications advisor. From August 1996 to February 1998 Mr. Jasmann was President and General Manager for
COMSAT International Ventures in Bethesda, Maryland, a business unit of COMSAT Corporation that managed telecommunications companies in thirteen overseas markets serving the needs of national and multinational operators for digital network solutions. From January 1995 to July 1996, Mr. Jasmann was Vice President of Human Resources for AirTouch
Communications in San Francisco, a domestic and international operator of wireless services. From August 1992 to December 1994, he was an international telecommunications advisor for various U.S. and foreign telecommunications operators. From February 1959 to May 1992, Mr.
Jasmann held various positions with AT&T, most recently as President and Managing Director of AT&T Communications Pacific based in Hong Kong. He previously served on the boards of the Pacific Telecommunications Council in Hawaii, the Information Communication Institute of Singapore, Philcom, a Philippines telephone company, COMSAT Max in India and COMSAT Brazil and also was chairman of the board of COMSAT Argentina.

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

Mr. Patton has been a director of the Company since July 1989. Mr. Patton has been a partner in the Washington, D.C. law firm of Tighe, Patton, Tabackman & Babbin, engaged in civil and criminal business litigation, securities law enforcement matters, corporate finance and corporate compliance, since August 1994. From 1979 until July 1994, Mr. Patton was a partner in the Washington, D.C. law office of Schnader, Harrison, Segal & Lewis, LLP, engaged in civil and criminal securities litigation and general business litigation. Mr. Patton also serves on the board of directors of Information Exchange, Inc., a financial services marketing database company.

Mr. Plaumann became a director of the Company in December 1997 after the Merger. Mr. Plaumann has been a consultant to Wexford Management LLC since March 1998. From January 1996 to March 1998, Mr. Plaumann was
Senior Vice President of Wexford Management LLP, a manager of several private investment partnerships. From February 1995 to January 1996, Mr. Plaumann was a Vice President or director of the predecessor entities of Wexford Management LLC. From 1990 to January 1995, Mr. Plaumann was a managing director of Alvarez & Marsal, Inc., a crisis management consulting firm. From 1985 to 1990 he served in several capacities with American Healthcare Management, Inc., an owner and operator of hospitals, most recently as its President. From 1974 to 1985, Mr. Plaumann was with Ernst
& Young LLP in several capacities in its auditing and consulting divisions.

Mr. Plaumann is a director of Wahlco Environmental Systems, Inc., a manufacturer of environmental conditioning systems, BCAM International, Inc., an ergonomic technology and medical footwear company, and Vivax Medical Corporation, a manufacturer of specialty beds and wound care products. Mr. Plaumann was a director of TSG prior to the Merger in December 1997.

Mr. Steadman became a director of the Company in December 1997 after the Merger. Mr. Steadman has been President of Atlantic Management
Associates, Inc., a management services firm, since 1988. Mr. Steadman was an employee of the Company providing management and business advice from immediately after the Merger in December 1997 until March 1998, after having previously served in a similar position with TSG. From 1990 to 1994, Mr. Steadman served as President and Chief Executive Officer of
Integra - A Hotel and Restaurant Company, and from 1987 to 1988, as
Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of automated semiconductor capital equipment. From 1980 to 1987, Mr.
Steadman was a Vice President of Raytheon Company, a defense electronics manufacturer, and served in various management positions, most recently as President of its venture capital division. Mr. Steadman is Chairman of the Board of Directors of Wahlco Environmental Systems, Inc., a manufacturer of environmental conditioning systems. He is also a director of Aavid Thermal Technologies, Inc., which manufactures thermal management products and produces computational fluid dynamics software and Tech/Ops Sevcon, Inc., a manufacturer of electronic control systems for vehicles. Mr. Steadman was Chairman of the Board of Directors of TSG from 1994 until the Merger in December 1997.

Mr. Gandarilla was appointed Executive Vice President of Sales and
Marketing in May 1998, having previously served as Vice President of International Sales and Marketing since October 1996 after joining the Company in April 1996. From June 1995 until April 1996, he was an international marketing consultant for Compression Laboratories, Inc., a company which manufactures video conferencing equipment. From July 1993 until June 1995, Mr. Gandarilla was managing director of the business communication systems division of AT&T, based in Mexico. From 1990 until July 1993, he was a managing director for Gestetner, a distributor of office equipment, also located in Mexico. His previous employment included managerial positions with various computer system companies located in Latin America and Paris.

Mr. Hemmings joined the Company in June 1998 as Senior Vice President, Business Development and Technology/System Development. From June
1997 until May 1998, he was President of Net Invest, LLC, a company developing satellite and cellular network operations in developing countries worldwide. From July 1993 until May 1997, Mr. Hemmings was Executive Vice President of the worldwide network and business systems groups for Brite Voice Systems, Inc., a publicly held voice processing supplier.
From 1991 to June 1993, he was Senior Vice President of
Boston Technology, Inc., a publicly held voice mail supplier. His previous employment included management positions with such organizations as Sprint and Harris Corporation.

Mr. Thompson joined the Company as Senior Vice President of Administration/Finance in December 1997 after the Merger and was elected Secretary in February 1998. From February 1994 to December 1997, Mr. Thompson served as Vice President of Finance, Chief Financial Officer and Secretary of TSG, and from 1990 to 1994, he served as Vice President of Finance of TSG. Prior to joining TSG, Mr. Thompson held various financial executive positions with Cardiac Control Systems, Inc., a publicly-held medical device manufacturer, from 1983 to 1990. From 1974 to 1983, Mr. Thompson, who is a certified public accountant, held various positions, most recently as Audit Manager, with Price Waterhouse LLP, certified public accountants.

Mr. Tobin has served as Vice President of Finance, Chief Financial Officer and Treasurer of the Company since July 1992 and was appointed Assistant Secretary in February 1998, having previously served as Secretary since July 1992. Prior to joining the Company he held various financial positions with SmithKline Beecham Corporation in Philadelphia since September 1970, and most recently had been Corporate Controller of SmithKline Beecham Clinical Laboratories in King of Prussia, Pennsylvania since February 1982.

Mr. Bartusek joined the Company as Vice President and General Manager of Telco Sales in December 1997 after the Merger. Mr. Bartusek served as Senior Vice President of Sales and Marketing of TSG from May 1996 to December 1997. From February 1994 to April 1996 he was Vice President of Sales and Marketing of TSG. From January 1991 to February 1994, Mr. Bartusek served TSG in various capacities including Vice President of Worldwide Sales and Vice President and General Manager of TSG's Smart Product Business. From 1989 to 1991, Mr. Bartusek served as Vice
President of Marketing of the Public Communication Systems Division of Executone Information Systems, Inc., a supplier of smart payphone systems. From 1973 to 1988, he served GTE Communication Systems Corporation in various capacities including Director of Public Communications and Director of Advertising and Sales Promotion.

Mr. Durden has served as Vice President and General Manager of IPP Sales since May 1995. From June 1991, when he rejoined the Company, to May
1995 he was Vice President of Domestic Sales after having previously served as district sales manager for the Company from March 1987 until August 1989. From August 1989 until rejoining the Company, Mr. Durden founded and served as Chief Executive Officer and President of two privately-held telecommunications companies. From November 1984 until February 1987, Mr. Durden was President of Communications Central, Inc., a privately-held operator of payphones.

Mr. Noack has served as Vice President of Operations since January 1993, having joined the Company in July 1992 as Director of Operations. Prior to joining the Company he was with AT&T Paradyne Corporation in Largo, Florida since 1973, and most recently was Vice President and Director of Operations Planning and Materials.

Mr. Swanson has served as Vice President of Engineering and Development since December 1996. Prior to joining the Company, he was a consultant for Texas Microsystems, Inc., a computer hardware manufacturer, since March 1996. From April 1994 until November 1995, Mr. Swanson was Vice
President of Engineering for Arrowsmith Technologies, a computer systems developer. From 1989 until April 1994 he was Director of PC Systems Development for Dell Computer Corporation. His previous employment included engineering management positions with several computer hardware and software companies.

Pursuant to a stockholders' agreement among the Company, Fundamental Management Corporation, the beneficial owner of approximately 10.8% of the outstanding common stock of the Company, and Wexford Partners Fund, L.P., the beneficial owner of approximately 19.4% of the outstanding common stock of the Company, during the period ending after the second annual meeting of stockholders of the Company which occurs after the 1997 annual meeting, each of Fundamental and Wexford has agreed to vote its shares of common stock of the Company in favor of any nominees for director nominated by the incumbent Board of Directors of the Company.

Item 11.  Executive Compensation
--------  ----------------------

                        SUMMARY COMPENSATION TABLE
                        --------------------------

The following table sets forth certain information covering the compensation paid or accrued by the Company during the fiscal years indicated to all individuals serving as its Chief Executive Officer during the fiscal year ended March 31, 1998, and to each of its four most highly compensated executive officers, other than the Chief Executive Officers, whose salary and bonus exceeded $100,000 during the fiscal year ended March 31, 1998 and who were serving as executive officers as of March 31, 1998 ("named executive officers"):

                                                                                                  Long Term
                                                                                         Compensation
                                                       Annual Compensation                  Awards
					   -----------------------------------------         ------
	    (a)                (b)            (c)             (d)            (e)              (g)              (i)
			      Fiscal                                        Other            Number
			       Year                                        Annual        of Securities
			      Ended                                     Compensation       Underlying       All Other
Name and Principal Position  March 31,     Salary ($)       Bonus ($)        ($)          Options <F1>    Compensation  ($)
---------------------------  ---------     ----------       ---------   ------------     -------------    -----------------

C. Shelton James <F3>          1998          $90,313         $35,295                         34,000          $2,066 <F2>
Chairman of the Board and      1997           83,338          33,930                              0           2,030 <F2>
Chief Executive Officer        1996           78,654               0                         25,000           1,838 <F2>

Tracey L. Gray <F3>            1998          162,096          66,010                         41,000           4,621 <F2>
President and                  1997          148,928          60,450                              0           3,656 <F2>
Chief Executive Officer        1996          138,039               0                         25,000           3,463 <F2>

Eduardo Gandarilla <F4>        1998          184,453          17,965                         10,000           4,338 <F2>
Executive Vice President       1997          162,123          12,000    $44,617 <F5>         50,000           1,762 <F2>
                               1996                0               0                              0               0 <F2>

Ronald M. Tobin                1998          107,838          17,594                         10,000           2,497 <F2>
Vice President,                1997          100,063          17,640                              0           2,182 <F2>
Chief Financial Officer        1996           92,846               0                          9,000           2,146 <F2>
Ass't Secretary and Treasurer

Hugh H. Durden                 1998          186,952           8,589                          8,000           4,256 <F2>
Vice President                 1997          148,452           9,525                              0           2,869 <F2>
                               1996          184,876               0                          7,500           3,173 <F2>

Henry W. Swanson <F4>          1998          112,677          16,787                          8,000           3,019 <F2>
Vice President                 1997           56,538               0     35,000 <F5>         40,000             640 <F2>
                               1996                0               0                              0               0 <F2>

----------------------------




<F1>   Represents options granted under the Company's 1991 Stock Option
       Plan.  No options were granted during the fiscal year ended
       March 31, 1997, except for Mr. Gandarilla and Mr Swanson who received options upon joining the Company.

<F2>   Includes taxable portion of Company paid Group Term Life Insurance and the Company's matching contribution to the 401(k) savings plan
       (see Note O to the Company's financial statements). Such Group Term Life Insurance for Messrs. James, Gray, Gandarilla, Tobin, Durden and Swanson, respectively, for Fiscal 1998 is $450, $1,260, $174, $288,
       $174 and $702, for Fiscal 1997 is $450, $702, $174, $288, $174 and $48
       and for Fiscal 1996 is $450, $702, $0, $288, $174 and $0.  401(k)
       savings plan matching contributions for Messrs. James, Gray, Gandarilla, Tobin, Durden and Swanson, respectively, for Fiscal 1998 are
       $1,616, $3,361, $4,164, $2,209, $4,082 and $2,317, for Fiscal 1997 are
       $1,580, $2,954, $1,588, $1,894, $2,695 and $592 and for Fiscal 1996 are
       $1,388, $2,761, $0, $1,858, $2,999 and $0.

<F3>   Mr. James was Chairman of the Board and Chief Executive Officer until
       December 18, 1997, the date of the Merger, at which time he relinquished the title of Chief Executive Officer. Mr. Gray was President and Chief Operating Officer through December 18, 1997, at which time he became President and Chief Executive Officer.

<F4>  Mr. Gandarilla joined the Company on April 1, 1996 and was appointed
      Vice President on October 15, 1996. Mr. Swanson joined the Company and was appointed Vice President on December 2, 1996.

<F5>  $39,217 of this amount represents reimbursement of relocation expenses to Mr. Gandarilla during the fiscal year ended March 31, 1997.

<F6>  Represents reimbursement of relocation expenses to Mr. Swanson during the fiscal year ended March 31, 1997.


                                      47

Stock Option Grants
-------------------

The following table sets forth certain information with respect to stock option grants to named executive officers who received options during the fiscal year ended March 31, 1998.



                Option Grants in Last Fiscal Year
                ---------------------------------

                                                                 Potential
                                                            Realizable Value at
                                                              Assumed Annual
                                                            Rates of Stock Price
                                                               Appreciation
                    Individual Grants                        for Option Term (2)

-------------------------------------------------------------------------------

     (a)               (b)     (c)          (d)      (e)      (f)      (g)


                      Number  % of
                          of  Total
                  Securities  Options
                  Underlying  Granted to  Exercise
                     Options  Employees   or Base
                     Granted  in Fiscal   Price   Expiration
     Name            (#) (1)  Year       ($/Sh)   Date        5% ($)    10% ($)
-------------------------------------------------------------------------------

C. Shelton James     34,000     7.2%    $6.0000   5/22/02    $56,361   $124,544

Tracey L. Gray       41,000     8.7%    $6.0000   5/22/02    $67,965   $150,185

Eduardo Gandarilla   10,000     2.1%    $6.0000   5/22/02    $16,577    $36,631

Ronald M. Tobin      10,000     2.1%    $6.0000   5/22/02    $72,524    $36,631

Hugh H. Durden        8,000     1.7%    $6.0000   5/22/02    $72,524    $29,304

Henry W. Swanson      8,000     1.7%    $6.0000   5/22/02    $72,524    $29,304

     (1) Options become exercisable twenty-five percent each year beginning on May 22, 1998, and the option expire on May 22, 2002.

     (2) The potential realizable value is calculated based upon the indicated rates of appreciation, compounded annually, from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the actual performance of the common stock. There can be no assurance that the amount reflected in this table will be achieved.

Stock Option Exercises and Year-End Holdings
--------------------------------------------

The following table sets forth certain information with respect to stock options exercised by the named executive officers during the fiscal year ended March 31, 1998 and the number and value of exercisable and unexercisable options held by the named executive officers as of March 31, 1998.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
             AND FISCAL YEAR END OPTIONS VALUE TABLE

   (a)               (b)             (c)          (d)            (e)
                                                Number of
                                                Securities     Value of
                                                Underlying     Unexercised
                                                Unexercised    In-the-Money
                                                Options at     Options at
                                                FY-End (#)     FY-End ($)



                Shares Acquired      Value      Exercisable/   Exercisable/
 Name           on Exercise (#)   Realized ($)  Unexercisable  Unexercisable
-------------------------------------------------------------------------------

C. Shelton James        15,000     $74,544     12,500/56,500   $0/$20,625

Tracey L. Gray            -           -        27,500/63,500   $39,388/$20,625

Eduardo Gandarilla        -           -        12,500/47,500   $3,906/$11,719

Ronald M. Tobin         13,300     $65,870     4,500/17,500    $0/$6,188

Hugh H. Durden           4,700     $25,239     6,875/13,125    $11,438/$5,156

Henry W. Swanson          -           -        0/50,000        $0/$0


Employment Contracts
--------------------

Mr. C. Shelton James. The Company and Mr. James entered into an employment agreement which became effective as of the closing of the Merger and expires on December 31, 1998, subject to certain earlier termination and automatic renewal provisions. Pursuant to the agreement, Mr. James serves as the Chairman of the Board of Directors and an employee of the Company, and is paid an annual salary of at least $94,000. His base salary is subject to annual review for merit and other increases at the discretion of the Board. Mr. James is reimbursed (in accordance with Company policy from time to time in effect) for all reasonable business expenses incurred by him in the performance of his duties.

Pursuant to the terms of the agreement, Mr. James is entitled to the same benefits made available to the other senior executives of the Company and on the same terms and conditions as such executives. Mr. James is also entitled to receive an annual incentive bonus equal to 50% of base salary if the Company achieves its after tax profit plan for the year. If the Company is profitable and earns less than its plan, then such bonus will be equal to the percentage achievement of the annual plan times 50% of base salary. If the Company achieves profits in excess of its annual plan, then, at the discretion of the Board, an additional bonus in excess of 50% of base salary may be paid. Pursuant to the terms of the agreement, Mr. James will be granted such options to purchase shares of the Company's common stock as approved by the Compensation and Stock Option Committee.

If the agreement is terminated by the Company without cause, Mr. James is entitled to receive the amount of compensation, bonus and benefits he would otherwise have received for the remaining term of the agreement or for twelve months from the date of notice of termination, whichever period is longer.
The agreement is automatically renewed for additional one-year periods unless the Company provides Mr. James 180 days' notice of non-renewal prior to the end of any such period (in which event Mr. James will be entitled to six months of salary, bonus and benefits). Mr. James can terminate the agreement by giving the Company 120 days' notice of termination effective on December 31, 1998, or on any date thereafter.

Pursuant to the agreement, Mr. James is indemnified by the Company with respect to claims made against him as a director, officer, and/or employee of the Company or any subsidiary of the Company to the fullest extent permitted by the Company's Certificate of Incorporation, its Bylaws and Delaware corporation law.

Mr. Tracey L. Gray. The Company and Mr. Gray entered into an agreement which is identical to the employment agreement with Mr. James described above, except that Mr. Gray serves as President and Chief Executive Officer of the Company and is paid an annual salary of at least $170,000.

Severance Arrangements
----------------------

In connection with hiring Mr. Gandarilla, the Company agreed to provide Mr. Gandarilla with one year of salary and benefits in the event of early discharge due to performance reasons.

The Company has agreed with Mr. Tobin, Chief Financial Officer, that if, on or before December 18, 1998, Mr. Tobin's employment is terminated or he resigns for any reason, he will receive severance pay consisting of one year of salary continuation and benefits and his outstanding stock options will vest and remain exercisable for one year after termination. In addition, Mr. Tobin will receive severance pay consisting of one year of salary continuation and benefits and his outstanding stock options will vest and remain exercisable for one year after termination if Mr. Tobin's employment is terminated for any reason other than cause after December 18, 1998.

Directors' Compensation
-----------------------

Directors who are not employees of the Company receive an annual retainer fee of $5,000 per year plus $1,500 for each Board meeting attended, and $500 for each committee meeting attended. Directors are also reimbursed for expenses in attending Board and Board committee meetings.

During the fiscal year ended March 31, 1998, options to purchase 4,000 shares were granted to each of the new non-employee directors (Messrs. Plaumann, Jacobs and Steadman), pursuant to the Company's Directors'
Stock Option Plan. In the case of Mr. Plaumann, his option was granted at $5.875 per share and becomes fully exercisable on December 18, 1998 and will expire on December 18, 2002. With respect to Messrs. Jacobs and Steadman, their options were granted at $5.5625 per share and become fully exercisable on February 6, 1999 and expire on February 6, 2003. In addition, options were granted to the Company's non-employee directors on March 31, 1998 (Messrs. Jacobs, Jasmann, Moore, Patton, Plaumann and Steadman), pursuant to the Company's Directors' Stock Option Plan, in the amount of 1,000 shares, 2,000 shares, 2,000 shares, 3,000 shares, 1,000 shares and 3,000 shares, respectively, at $5.5625 per share. These options are fully exercisable on March 31, 1998 and expire on March 31, 2002.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

From April 1, 1997 to December 18, 1997, Dwight Jasmann, Charles H.
Moore, Thomas R. Wiltse and T. Raymond Suplee were the members of the Stock Option and Compensation Committee. Messrs. Wiltse and Suplee resigned as directors of the Company on December 18, 1997 in connection with the Merger. In February 1998, the Committee was restructured and thereafter consisted of Dwight Jasmann, Mark L. Plaumann and David R. A. Steadman. Mr. Steadman was an employee of the Company from December
18, 1997 until March 31, 1998 and was paid $16 in compensation and was reimbursed $2 for out-of-pocket expenses incurred in rendering services to the Company pursuant to an agreement entered into in connection with the Merger. Prior to the Merger, Mr. Steadman was an employee and the Chairman of the Board of Directors of TSG.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

The following table sets forth, at June 9, 1998, the number and percentage of shares of Common Stock which, according to information supplied to the Company, are beneficially owned by: (i) each person who is the beneficial owner of more than 5% of the Common Stock; (ii) each of the directors, and named executive officers of the Company individually; and (iii) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days of June 9, 1998, such as upon the exercise of options or warrants.

                                          Number of
     Name and Address                       Shares    (1)    Percentage
------------------------------------      ---------  ----    ----------

Wexford Management LLC. . . .             2,597,269             19.4%
411 West Putnam Avenue
Greenwich, Connecticut 06830

Joseph M. Jacobs. . . . . . .             2,597,269   (2)       19.4%
6428 Parkland Drive
Sarasota, Florida 34243

C. Shelton James. . . . . . .             1,585,843   (3)       11.8%
6428 Parkland Drive
Sarasota, Florida 34243

Fundamental Management Corporation        1,439,223             10.8%
4000 Hollywood Boulevard
Suite 610N
Hollywood, Florida 33021

Tracey L. Gray. . . . . . . .               176,784   (4)        1.3%
6428 Parkland Drive
Sarasota, Florida 34243

David R. A. Steadman. . . . .                70,202   (5)        0.5%
6428 Parkland Drive
Sarasota, Florida 34243

Thomas E. Patton. . . . . .                  13,000   (6)        0.1%
6428 Parkland Drive
Sarasota, Florida 34243

Dwight Jasmann. . . . . . .                  11,890   (7)        0.1%
6428 Parkland Drive
Sarasota, Florida 34243

Charles H. Moore. . . . . .                  17,100   (8)        0.1%
6428 Parkland Drive
Sarasota, Florida 34243

Mark L. Plaumann. . . . . .                   3,150   (9)         *
6428 Parkland Drive
Sarasota, Florida 34243

Ronald M. Tobin . . . . . .                  55,482  (10)        0.4%
6428 Parkland Drive
Sarasota, Florida 34243

Eduardo Gandarilla. . . . .                  27,500  (11)        0.2%
6428 Parkland Drive
Sarasota, Florida 34243

Hugh H. Durden. . . . . . .                  13,550  (12)        0.1%
6428 Parkland Drive
Sarasota, Florida 34243

Henry W. Swanson. . . . . .                  12,000  (13)        0.1%
6428 Parkland Drive
Sarasota, Florida 34243

All directors and executive officers as
  a group (16 persons) . . .              4,639,448  (14)       34.1%


*     Less than .1%
 _______________________________________


     (1) Unless otherwise indicated, each shareholder has sole voting and investment power with respect to all listed shares.

     (2) Includes 2,597,269 shares held by Wexford Management LLC, as to which shares Mr. Jacobs disclaims beneficial ownership.

     (3) Includes 1,439,223 shares held by Fundamental Management Corporation, as to which shares Mr. James disclaims beneficial ownership, and 31,000 shares which may be issued upon exercise of stock options within 60 days.

     (4) Includes 42,750 shares which may be issued upon the exercise of stock options within 60 days.

     (5) Includes 68,250 shares which may be issued upon the exercise of stock options within 60 days.

     (6) Includes 500 shares held jointly with Mr. Patton's wife. Includes 12,000 shares which may be issued upon the exercise of stock options within 60 days.

     (7) Includes 9,000 shares which may be issued upon the exercise of stock options within 60 days.

     (8) Includes 75 shares held by Mr. Moore's wife and 25 shares held by Mr. Moore's daughter. Includes 16,000 shares which may be issued upon the exercise of stock options within 60 days.

     (9) Includes 3,150 shares which may be issued upon exercise of stock options within 60 days.

    (10) Includes 150 shares held by Mr. Tobin's son. Includes 10,000 shares which may be issued upon the exercise of stock options within 60 days.

    (11) Includes 27,500 shares which may be issued upon the exercise of stock options within 60 days.

    (12) Includes 12,550 shares which may be issued upon the exercise of stock options within 60 days.

    (13) Includes 12,000 shares which may be issued upon the exercise of stock options within 60 days.

    (14) Includes a total of 1,439,223 shares held by Fundamental Management Corporation, 2,597,269 shares held by Wexford Management LLC and shares held by family members as to which shares the respective officers and directors disclaim beneficial ownership. Also includes 257,446 shares which may be issued upon exercise of stock options within 60 days.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

For services rendered in connection with the Merger, TSG was obligated to pay a $200,000 investment banking fee to Wexford Management LLC. Following consummation of the Merger, the Company exercised its option to pay that fee to Wexford by the issuance of 30,769 shares of the Company's common stock, which had a fair market value at the date of issuance of $181. Wexford is the beneficial owner of approximately 19.4% of the Company's outstanding common stock.

In connection with the Merger, the Company entered into a stockholders' agreement with Fundamental Management Corporation, the beneficial owner of approximately 10.8% of the Company's outstanding common stock, and Wexford Partners Fund, L.P., the beneficial owner of approximately 19.4% of the Company's outstanding common stock and an affiliate of Wexford Management LLC. Pursuant to the stockholders' agreement, the Company has agreed to file a registration statement with respect to the Company's common stock owned by Wexford or Fundamental within 45 days after any request by both Fundamental and Wexford. The Company would generally bear the expenses of such registration.

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

            (3) Exhibits:

            The Exhibits are listed in the Index to Exhibits on pages E-1 through E-2.

    (b)     Reports on Form 8-K.
            --------------------

            An amendment to the Current Report on Form 8-K dated
            December 18, 1997 was filed in connection with the Registrant's acquisition of Technology Service Group, Inc. ("TSG"). The amendment, on Form 8-K/A dated February 27, 1998, was filed for the purpose of including financial statements and pro forma financial information in connection with the Form 8-K.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELCOTEL, INC.

Dated:  June 29, 1998                   By: /s/ Ronald M. Tobin
                                        -----------------------
                                        Ronald M. Tobin
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title

/s/ C. Shelton James         Chairman of the Board
------------------------
C. Shelton James
Date:  June 29, 1998

/s/ Tracey L. Gray           President, Chief Executive Officer and Director
------------------------     (Principal Executive Officer and Director)
Tracey L. Gray
Date: June 29, 1998

/s/ Joseph M. Jacobs         Director
------------------------
Joseph M. Jacobs
Date: June 29, 1998

/s/ Dwight Jasmann           Director
------------------------
Dwight Jasmann
Date: June 29, 1998

/s/ Charles H. Moore         Director
------------------------
Charles H. Moore
Date: June 29, 1998

/s/ Thomas E. Patton         Director
------------------------
Thomas E. Patton
Date: June 29, 1998

/s/ Mark L. Plaumann         Director
------------------------
Mark L. Plaumann
Date: June 29, 1998

/s/ David R. A. Steadman     Director
------------------------
David R. A. Steadman
Date: June 29, 1998

/s/ Ronald M. Tobin          Vice President and Chief Financial Officer
------------------------     (Principal Financial and Accounting Officer)
Ronald M. Tobin
Date: June 29, 1998

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

Independent Auditors' Report..............................................F-2

Consolidated Financial Statement

        Consolidated Balance Sheets.......................................F-3

        Consolidated Statements of Operations.............................F-5

        Consolidated Statements of Stockholders' Equity...................F-6

        Consolidated Statements of Cash Flows.............................F-7

        Notes to Consolidated Financial Statements........................F-9

			 [LETTERHEAD OF DELOITTE & TOUCHE LLP]

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Elcotel, Inc.
Sarasota, Florida

We have audited the accompanying consolidated balance sheets of Elcotel, Inc. and subsidiaries (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elcotel, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Tampa, Florida

June 24, 1998


                                   ELCOTEL, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS


                                               ASSETS
                                        (Dollars in thousands)


                                                            March 31,
                                                 ------------------------------
                                                    1998                1997
                                                 ----------          ----------

CURRENT ASSETS:
   Cash and temporary investments                $    1,655          $    1,009
   Accounts receivable, less allowance
     for doubtful accounts of $934
     and $817, respectively                           9,089               4,678
   Notes receivable, less allowance
     for doubtful accounts of $989
     and $387, respectively                           2,318               1,318
   Inventories                                        9,088               2,733
   Refundable income taxes                              809                  95
   Deferred tax asset                                 4,141                 692
   Prepaid expenses and other current assets          1,024                 457
                                                 ----------          ----------
        TOTAL CURRENT ASSETS                         28,124              10,982

PROPERTY, PLANT AND EQUIPMENT                         4,779               3,184

NOTES RECEIVABLE, less allowance
     for doubtful accounts of $487
     and $97, respectively                              346                 711

DEFERRED TAX ASSET                                        -                 799

GOODWILL, net of accumulated amortization
     of $190                                         23,906                   -

IDENTIFIED INTANGIBLE ASSETS                         10,203                 196

OTHER ASSETS                                             80                  72
                                                 ----------          ----------
                                                 $   67,438          $   15,944
                                                 ==========          ==========


                                   ELCOTEL, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                             (continued)

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                        (Dollars in thousands)


                                                            March 31,
                                                 ------------------------------
                                                    1998                1997
                                                 ----------          ----------

CURRENT LIABILITIES:
   Accounts payable                              $    3,210          $    1,271
   Accrued expenses and other current
     liabilities                                      4,609               1,615
   Current portion of long-term debt                     68                 199
                                                 ----------          ----------
        TOTAL CURRENT LIABILITIES                     7,887               3,085

DEFERRED TAX LIABILITY                                  415                   -
BORROWINGS UNDER REVOLVING CREDIT LINE                7,645                   -
LONG-TERM DEBT, less current portion                  1,831                 232
                                                 ----------          ----------
        TOTAL LIABILITIES                            17,778               3,317
                                                 ----------          ----------

COMMITMENTS AND CONTINGENCIES (Note Q)

STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value:
     Authorized 30,000,000 and 20,000,000
     shares, respectively
     Issued 13,416,850 and 8,234,216
     shares, respectively                               134                  82
   Additional paid-in capital                        46,384              11,160
   Retained earnings                                  3,319               1,562
   Less - cost of 52,000 shares of common
     stock in treasury                                 (177)               (177)
                                                 ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                           49,660              12,627
                                                 ----------          ----------
                                                 $   67,438          $   15,944
                                                 ==========          ==========





[FN]
                   See Notes to Consolidated Financial Statements


				     ELCOTEL, INC. AND SUBSIDIARIES
				  CONSOLIDATED STATEMENTS OF OPERATIONS
				(In thousands, except per share amounts)


							Year ended March 31,
					    ---------------------------------------
                                                1998           1997          1996
                                            ----------     ---------     ---------

NET SALES                                   $   46,250     $   26,832    $   21,462

COSTS AND EXPENSES:
  Cost of sales                                 28,645         15,883        13,238
  Research and development                       4,565          2,623         2,257
  Selling, general and administrative            9,930          6,326         6,465
  Amortization                                     603             32            25
  Interest income, net                            (103)          (205)         (215)
  Other charges (credits)                                        (331)        1,844
                                            ----------     ----------     ---------
TOTAL COSTS AND EXPENSES                        43,640         24,328        23,614
                                            ----------     ----------     ---------
INCOME (LOSS) BEFORE INCOME TAXES                2,610          2,504        (2,152)

INCOME TAX EXPENSE (BENEFIT)                       853            876          (861)
                                            ----------     ----------     ---------
NET INCOME (LOSS)                           $    1,757     $    1,628     $  (1,291)
                                            ==========     ==========     =========
BASIC EARNINGS PER SHARE
------------------------
NET INCOME (LOSS) PER COMMON SHARE          $     0.18     $     0.20     $   (0.16)
                                            ==========     ==========     =========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                             9,641          8,095         7,830
                                            ==========     ==========     =========
DILUTED EARNINGS PER SHARE
--------------------------
NET INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE               $     0.18     $     0.20     $   (0.16)
                                            ==========     ==========     =========
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING                             9,842          8,311         8,234
                                            ==========     ==========     =========

			     See Notes to Consolidated Financial Statements


                                      F-5


				       ELCOTEL, INC. AND SUBSIDIARIES
			      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  YEARS ENDED MARCH 31, 1998, 1997 AND 1996
			      ------------------------------------------------
					   (Amounts in thousands)

			      Common Stock
			     --------------  Additional  Retained
			     Shares            Paid-in   Earnings    Treasury
			     Issued  Amount    Capital   (Deficit)     Stock       Total
			     ------  ------   --------   ---------   --------   --------

BALANCE, March 31, 1995       7,735   $  77   $  9,966   $  1,225   $   (177)   $ 11,091

EXERCISE OF OPTIONS             326       4        290          -           -        294

TAX BENEFIT FROM
  EXERCISE OF OPTIONS             -       -        464          -           -        464

NET LOSS                          -       -          -     (1,291)          -     (1,291)
			     ------   -----   --------   ---------   --------   ---------
BALANCE, March 31, 1996       8,061      81     10,720        (66)      (177)     10,558

EXERCISE OF OPTIONS             173       1        265          -           -        266

TAX BENEFIT FROM
  EXERCISE OF OPTIONS             -       -        175          -           -        175

NET PROFIT                        -       -          -      1,628           -      1,628
			     ------   -----   --------   ---------   --------   ---------

BALANCE, March 31, 1997       8,234      82     11,160      1,562       (177)     12,627

EXERCISE OF OPTIONS             158       2        293          -          -         295

TAX BENEFIT FROM
  EXERCISE OF OPTIONS             -       -         62          -          -          62

ACQUISITION OF TECHNOLOGY
  SERVICE GROUP, INC.         5,025      50     35,208          -          -      35,258

REGISTRATION EXPENSES -
  ACQUISITION OF
  TECHNOLOGY SERVICE
  GROUP, INC.                     -       -       (339)         -          -        (339)

NET INCOME                        -       -          -      1,757          -       1,757
			     ------   -----   --------   ---------   --------   ---------
BALANCE, March 31, 1998      13,417   $ 134   $ 46,384   $  3,319    $  (177)   $ 49,660
			     ======   =====   ========   =========   ========   =========



                       See Notes to Consolidated Financial Statements




				 ELCOTEL, INC. AND SUBSIDIARIES
			      CONSOLIDATED STATEMENTS OF CASH FLOWS
			      -------------------------------------
				       (In thousands)


							   Year ended March 31,
						 --------------------------------------
                                                        1998         1997         1996
						 ------------ ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $    1,757   $    1,628   $   (1,291)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
      Depreciation and amortization                   1,248           437          363
      Provision for doubtful accounts                 1,352          (520)       2,392
      (Gain)/Loss on disposal of equipment                2            (1)           -
      Deferred tax benefit (expense)                    270           798         (675)
      Change in operating assets and liabilities:
      (net of acquisition of Technology Service
      Group, Inc. in 1998):
          Accounts receivable                          (998)       (1,519)        (956)
          Notes receivable                           (1,697)        1,159        1,530
          Inventories                                   135            67         (446)
          Refundable income taxes                      (714)          412         (330)
	  Prepaid expenses and other
            current assets                             (555)         (282)         121
          Identified intangible assets               (2,890)           58          (98)
          Other assets                                   21          (195)         (22)
          Accounts payable                           (5,665)          241         (718)
	  Accrued expenses and other
            current liabilities                         879           481           22
                                                 ------------ ------------ ------------
        Net cash flow provided by (used in)
          operating activities                       (6,855)        2,764         (108)
                                                 ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used for acquisition of
    Technology Service Group, Inc.                     (447)            -            -
  Additions to property, plant and
    equipment                                        (1,460)         (478)        (255)
  Proceeds from disposal of equipment                     -              1            2
                                                 ------------ ------------ ------------
    Net cash flow used in investing
      activities                                                     (477)        (253)
                                                 ------------ ------------ ------------





                                      F-7





				 ELCOTEL, INC. AND SUBSIDIARIES
			      CONSOLIDATED STATEMENTS OF CASH FLOWS
			      -------------------------------------
				       (In thousands)

					 (continued)

							   Year ended March 31,
						 --------------------------------------
                                                        1998         1997         1996
						 ------------ ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                       $       295  $       266  $       294
  Net proceeds under revolving credit
    line and refinanced debt obligations               7,645         (965)        (460)
  Proceeds from long-term borrowings                   1,899            -        1,000
  Payments on long-term debt                            (431)        (811)        (607)
						 ------------ ------------ ------------
    Net cash flow provided by
      (used in) financing activities                   9,408       (1,510)         227
						 ------------ ------------ ------------
    Net increase (decrease) in cash
      and temporary investments                          646          777         (134)

    Cash and temporary investments
      at beginning of year                             1,009          232          366
						 ------------ ------------ ------------
    Cash and temporary investments
      at end of year                             $     1,655  $     1,009  $       232
						 ============ ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash Paid (Received) During the Year for:
      Interest                                   $       427  $       122  $       218
      Income taxes                                       694         (383)         144

NON-CASH INVESTING AND FINANCING
  ACTIVITIES (Also see Note B):
  Tax benefit from exercise of options           $        62  $       175  $       464
  Acquisition for stock of Technology
    Service Group, Inc.                               35,258            -            -







				See Notes to Consolidated Financial Statements.





                   ELCOTEL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED MARCH 31, 1998, 1997 AND 1996
           (Dollars in thousands, except for share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
------------------

The Company designs, develops and markets public communication products, systems and services for sale to domestic and international public telecommunications access providers.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Elcotel, Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

Sales and related costs are recorded by the Company at the point at which title to such goods sold passes to the customer.

Temporary Investments
---------------------

Temporary investments consist of short-term, highly liquid investments which are readily convertible into cash.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out ("FIFO") method or standard cost, which approximates cost on a FIFO basis.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by the straight-line method based upon the estimated useful lives of the related assets, generally three years for computers, 5 years for equipment, furniture and fixtures and 35 years for buildings.

Goodwill
--------

The excess of the purchase price over the fair value of assets and liabilities of acquired businesses is being amortized to operations on a straight-line basis over a period of 35 years.

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of cash and short-term investments approximates fair value because of the short maturity of those instruments.

The fair value of the Company's long term debt is estimated based on the borrowing rates available to the Company for bank loans with similar terms and average maturities. The carrying value at March 31, 1998 and 1997 approximates fair value.

Credit Policy
-------------

Credit is granted under various terms to customers that the Company deems creditworthy. In addition, the Company provides limited collateralized financing with terms generally not exceeding 24 months and interest charged at competitive rates.

Warranty Reserves
-----------------

The Company provides reserves for warranty expense based on historical experience and statistical analysis. The Company provides warranties ranging from one to three years and passes on warranties on products manufactured by others.

Use of Estimates
----------------

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

Advertising
-----------

Advertising expenses are charged to operations during the period incurred. The Company incurred advertising expense of approximately $139, $91 and $90 for the years ended March 31, 1998, 1997 and 1996, respectively.

Stock Based Compensation Plans
------------------------------

The Company has elected to apply Accounting Principles Board Opinion
25 ("APB 25") and related interpretations to measure compensation cost related to stock options and other forms of stock-based compensation plans. APB 25 requires compensation expense for stock-based compensation plans to be recognized based on the difference, if any, between the per-share market value of the stock and the option exercise price on the measurement date, which is generally the grant date. The Company has not recognized any compensation expense with respect to stock options granted under the Company's plans in accordance with the requirements of APB 25. Additionally, the Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note J).

Impairment of Long-Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of" ("SFAS 121"), property plant and equipment, goodwill and other intangible assets are reviewed annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in the cash flows relative to the carrying amount is an indication of the need for a write down due to impairment. The impairment write down would be the difference between the carrying amounts and the fair value of those assets. Any loss due to impairment is recognized by a charge to earnings. No impairment losses have been recorded during the years ended March 31, 1998, 1997 and 1996.

Earnings Per Common Share
-------------------------

Earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential common shares outstanding during the year. Earnings per share for the years ended March 31, 1997 and 1996 have been restated to conform with SFAS 128. The adoption of SFAS 128 did not have a significant effect on the Company's financial statements.

Disclosure of Information about Capital Structure
-------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires a company to explain the privileges and rights of its various outstanding securities, the number of shares issued upon conversion, exercise or satisfaction of required conditions during the most recent annual fiscal period, liquidation preferences of preferred stock and other matters with respect to preferred stock. The Company adopted the financial statement disclosures of SFAS 129 as of March 31, 1998. The adoption of SFAS 129 did not have a material effect on the accompanying financial statements.

Engineering, Research and Development Costs
-------------------------------------------

Costs and expenses incurred for the purpose of developing new products are charged to research and development expense as incurred. Also, the Company capitalizes as intangible assets certain product software development costs once technological feasibility has been achieved. Once the product is released, the costs are amortized based on the straight-line method over the estimated useful life of the product. Capitalized software development costs are reported net of accumulated amortization.

Income Taxes
------------

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

New Accounting Pronouncements
-----------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive
Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS
130 requires that an enterprise classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management does not believe that the adoption of SFAS 130 will have a significant impact on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires companies to report selected segment information in complete financial statements and in condensed interim financial statements. SFAS 131 is effective for fiscal years beginning after December 31, 1997. SFAS 131 also requires a company to provide entity-wide disclosure about the products and services it provides, the material countries in which it holds assets and reports revenues and its major customers. SFAS 131 also requires disclosure as to how management makes decisions about allocating resources to segments and measuring their performance. Management does not believe that the requirements of SFAS 131 will have a significant impact on the Company's consolidated financial statements.

Reclassification of Prior Years
-------------------------------

Prior year financial statements have been reclassified to conform to the current year presentation.

NOTE B - ACQUISITIONS:

Technology Service Group, Inc.
------------------------------

On December 18, 1997, the Company acquired Technology Service
Group, Inc. ("TSG"), a Delaware corporation, via the merger (the "Merger") of Elcotel Hospitality Services, Inc. ("EHS"), a wholly owned subsidiary of the Company, into TSG, pursuant to an Agreement and Plan of Merger dated as of August 13, 1997 (as amended) among the Company, TSG and EHS ("Merger Agreement"). Immediately following the consummation of the Merger, TSG became a wholly owned subsidiary of the Company.
Pursuant to the Merger Agreement each issued and outstanding share of common stock of TSG was converted into the right to receive 1.05 shares of common stock of the Company and in accordance with this formula, the Company issued an aggregate of 4,944,292 shares of common stock pursuant to the Merger. In addition, the Company issued 80,769 shares of common stock in payment of certain acquisition expenses. As a result of the Merger, holders of options and rights to purchase shares of common stock of TSG pursuant to TSG's option and stock purchase plans received options and rights to purchase, at a proportionately reduced per share exercise price, a number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG they were entitled to purchase immediately prior to the Merger under such options and rights. Similarly, holders of warrants to purchase shares of common stock of TSG received warrants to purchase, at a proportionately reduced per share exercise price, a number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG they were entitled to purchase immediately prior to the Merger under such warrants. (See Note J).

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
                                                               =======

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of $35,605 was allocated to the assets and liabilities of TSG as of the acquisition date based upon their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired of $24,096 was recorded as goodwill.

A summary of the book value of the assets and liabilities of TSG at December 18, 1997 as compared to their estimated fair values is set forth below.

                                                                     Estimated
                                                           Book         Fair
                                                          Value        Value
                                                          -------      -------
        Cash and temporary investments                    $   239      $   239
        Accounts receivable                                 3,703        3,703
        Inventories                                        11,103        6,490
        Refundable income taxes                               604          604
        Deferred tax asset, current                           748        3,719
        Prepaid expenses and other current assets              12           12
        Property, plant and equipment                         662          782
        Identified intangible assets                        1,022        7,530
        Other assets                                           29           29
        Accounts payable and accrued expenses              (5,153)      (6,353)
        Borrowings under lines of credit                   (3,970)      (3,970)
        Deferred tax liability, non-current                   ( 4)      (1,276)
                                                          -------      -------
          Net assets acquired                             $ 8,995       11,509
        Excess of purchase price over                     =======
                 net assets acquired                                    24,096
                                                                       -------
                  Total                                                $35,605
                                                                       =======
The allocation of merger consideration to the estimated fair value of inventories has been decreased by $4,810 to reflect the estimated net realizable value of inventories related to products discontinued by the Company.

Identifiable intangible assets are comprised of TSG's trade names, assembled workforce, product software, patented technology and customer contracts (see Note F).

At December 18, 1997, TSG had net operating loss carryforwards of $11,610 available to reduce future taxable income, which expire from 1998 to 2010. However, the utilization of these net operating loss carryforwards is subject to an annual limitation of approximately $200 as a result of a previous change in ownership of TSG. Accordingly, future tax benefits related to net operating loss carryforwards of approximately $2,909 will not be realized, and a corresponding valuation allowance has been provided in the purchase price allocation (see Note K).

The fair value of accrued liabilities includes the estimated costs to terminate and relocate TSG employees and to relocate TSG property in accordance with the Company's integration and consolidation plan. Employee termination costs reflecting the estimated cost of severance and salary continuation arrangements and related employee benefits have been estimated at $470. The costs of relocating employees and property of TSG have been estimated at $730.

The fair value of the intangible assets included in the allocation of the purchase price are being amortized over their estimated useful lives as follows:

        Goodwill                35 years
        Trade names             35 years
	Assembled workforce	35 years
        Product software         5 years
        Patented technology      4 years
        Customer contracts    3.45 years

The Company's results of operations for the year ended March 31, 1998 reflect the operations of TSG from the merger date.

The Company registered the shares of common stock issued pursuant to the Merger and incurred registration expenses of $339. These expenses were charged to paid-in capital during the year ended March 31, 1998.

Lucent Technologies
-------------------

On September 30, 1997, the Company acquired from Lucent Technologies
Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business. The purchase price, including acquisition expenses of $231, was $5,821, net of an inventory adjustment of $1,183 determined pursuant to the acquisition agreement. Assets acquired from Lucent included inventories, machinery, equipment, tooling and certain other assets related to the payphone manufacturing and component parts business conducted by Lucent, as well as a license of certain patent and other intellectual property rights related thereto.

On October 2, 1997, the Company borrowed an aggregate of $6,850 under the terms of bank promissory notes to finance the Lucent acquisition, acquisition expenses, debt issuance expenses and other general corporate activities, including acquisition of equipment. These notes consisted of an installment note in the principal amount of $3,050 payable in eighty-four equal monthly installments of $36, a term note in the principal amount of $2,850 due March 31, 1998 and a term note in the principal amount of $950 due March 31, 1998. The notes were collateralized by the assets of the Company and bore interest at the bank's floating 30 day Libor rate plus 2.25% (7.9% per annum upon issuance). On November 25, 1997, the
Company repaid all of the aforementioned notes from the proceeds drawn under a $15,000 revolving credit line entered into on that date (see Note
G).

A summary of the allocation of the purchase price to the assets acquired, based on the Company's estimates of their fair values is set forth below.

		Inventories				$3,780
                Equipment and tooling                      500
                Intangible Assets                        1,541
                                                        ------
		Total purchase price			$5,821
                                                        ======

Identifiable intangible assets are comprised of license agreements, non-compete agreement and customer relationships and other intangible assets (see Note F).

The Company's results of operations for the year ended March 31, 1998 reflect the effects of the Lucent acquisition from the acquisition date.

Pro Forma Results of Operations (Unaudited)
-------------------------------------------

The accompanying consolidated statements of operations for the fiscal year ended March 31, 1998 includes the operating results of TSG and the effects of purchase of the assets from Lucent from the respective acquisition dates. Assuming these transactions had occurred on April 1, 1997 and 1996, respectively, the Company's pro forma results of operations for the fiscal years ended March 31, 1998 and 1997 would have been as follows:



                                                  March 31,
                                          -------------------------
                                             1998          1997
                                             ----          ----
                                          (Unaudited)   (Unaudited)

        Net Sales                          $ 66,554      $ 60,304
                                           ========      ========

        Net income                         $     14      $  1,662
                                           ========      ========

        Basic earnings per share              $0.00         $0.21
                                             ======        ======

        Diluted earnings per share            $0.00         $0.20
                                             ======        ======

The pro forma results of operations for the fiscal year ended March 31, 1998 include the operating results of TSG from April 1, 1997 to December
18, 1997 and pro forma adjustments consisting of an increase in amortization of goodwill and other intangible assets of $932 due to the increase in the basis of intangible assets and their estimated useful lives, a decrease in depreciation of $228 due to an increase in the basis of property and equipment and their estimated useful lives, a decrease in deferred tax expense of $104 resulting from the allocation to deferred tax assets and liabilities and a decrease in income tax expense of $179 to reflect the pro forma effect on income tax expense resulting from the acquisition. The pro forma adjustments related to the acquisition of Lucent's assets for the fiscal year ended March 31, 1998 include an increase in amortization of intangible assets of $130, an increase in depreciation of $50, an increase in interest expense of $245 and a decrease in income tax expense of $149.

The pro forma results of operations for the fiscal year ended March 31, 1997 include the operating results of TSG from April 1, 1996 to March 31, 1997 and pro forma adjustments consisting of an increase in amortization of goodwill and other intangible assets of $1,235 due to the increase in the basis of intangible assets and their estimated useful lives, a decrease in depreciation of $557 due to an increase in the basis of property and equipment and their estimated useful lives, a decrease in deferred tax expense of $7 resulting from the allocation to deferred tax assets and liabilities and a decrease in income tax expense of $246 to reflect the pro forma effect on income tax expense resulting from the acquisition. The pro forma adjustments related to the acquisition of Lucent's assets for the fiscal year ended March 31, 1997 include an increase in amortization of intangible assets of $260, an increase in depreciation of $100, an increase in interest expense of $490 and a decrease in income tax expense of $298.

NOTE C - ACCOUNTS AND NOTES RECEIVABLE:

Notes receivable are principally comprised of interest-bearing trade notes receivable from customers with remaining maturities of twenty-four months or less. Notes receivable are collateralized by the payphone equipment sold and giving rise to the asset.

Changes in the allowance for doubtful accounts receivable consist of the following:


                                               Years ended March 31,
                                         ---------------------------------
                                            1998        1997        1996
                                         ---------   ---------   ---------
     Balance at beginning of period ($ 817) ($ 1,115) ($ 345) Recovery (Provision) for
        doubtful accounts                (    290)        216    (    822)
     Charge-off of uncollectible
        accounts, net of recoveries           173          82          52
                                         ---------   ---------   ---------
                                         ($   934)   ($   817)   ($ 1,115)
                                         =========   =========   =========

Changes in the allowance for doubtful notes receivable consist of the following:

                                               Years ended March 31,
                                         ---------------------------------
                                            1998        1997        1996
                                         ---------   ---------   ---------


     Balance at beginning of period ($ 484) ($ 1,991) ($ 430) Recovery (Provision) for
        doubtful notes                   (  1,062)        304    (  1,570)
     Charge-off of uncollectible
        notes, net of recoveries               70       1,203           9
                                         ---------   ---------   ---------
                                         ($ 1,476)   ($   484)   ($ 1,991)
                                         =========   =========   =========

NOTE D - INVENTORIES:

Inventories by stage of completion are as follows:


                                                            March 31,
                                                      --------------------
                                                         1998        1997
                                                      --------    --------
     Finished products                                $  1,383    $    490
     Work-in-process                                     1,545         257
     Purchased components                                6,160       1,986
                                                      --------    --------
                                                      $  9,088    $  2,733
                                                      ========    ========

Substantially all inventories are pledged to secure bank indebtedness (See Note G).

NOTE E - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is comprised of the following:

                                                            March 31,
                                                      --------------------
                                                         1998        1997
                                                      --------    --------
     Land and improvements                            $    372    $    372
     Buildings                                           2,812       2,697
     Engineering and manufacturing
        equipment                                        3,237       1,583
     Furniture, fixtures and office
        equipment                                        1,502       1,077
                                                      --------    --------
                                                         7,923       5,729

     Less accumulated depreciation                     ( 3,144)    ( 2,545)
                                                      --------    --------
                                                      $  4,779    $  3,184
                                                      ========    ========

Depreciation expense for the fiscal years ended March 31, 1998, 1997 and 1996 was $645, $397, and $255, respectively. Substantially all property, plant and equipment are pledged to secure bank indebtedness (see Notes
G and H).

NOTE F - IDENTIFIED INTANGIBLE ASSETS:

Identified intangible assets at March 31, 1998 and 1997, net of accumulated amortization of $498 and $57, respectively, consisted of the following:


                                                            March 31,
                                                      --------------------
                                                         1998        1997
                                                      --------    --------
Trade names, net of accumulated
    amortization of $23                                $ 2,846     $     -
Customer contracts, net of accumulated
    amortization of $168                                 1,856           -
Work force, net of accumulated
    amortization of $11                                  1,361           -
Product software, net of accumulated
    amortization of $3                                   1 078           -
License agreements, net of accumulated
    amortization of $101                                   837           -
Patents, net of accumulated amortization
     of $39 and $7                                         406          19
Deferred borrowing costs, net of accumulated
      amortization of $63 and $50                          203          20
Non-compete agreement, net of accumulated
     amortization of $19                                    58           -
Customer relationships and other, net of
     accumulated amortization of $71                     1,558         157
                                                       -------     -------
                                                       $10,203     $   196
                                                       =======     =======

The estimated fair value of identified intangible assets recorded in connection with the Merger and the Lucent acquisition consisted of trade names of $2,869, customer contracts of $2,024, workforce of $1,372, product software of $946, license agreements of $938, patents of $419, non-compete agreement of $77 and customer relationships and other intangible assets of $1,576. These assets are being amortized over estimated useful lives ranging from less than 4 to 35 years.

Amortization expense for the years ended March 31, 1998, 1997 and 1996 was $603, $32 and $25, respectively.

During the year ended March 31, 1998, the Company capitalized software development costs of $100 in connection with the development of new products. Software development costs during the years ended March 31, 1997 and 1996 were not significant.

NOTE G - BORROWINGS UNDER REVOLVING CREDIT LINE:

On November 25, 1997 the Company entered into a restated loan agreement (the "Loan Agreement") with its bank. Under the terms of the Loan Agreement, the Company is able to borrow a maximum of $15,000 based on the value of eligible collateral under a revolving line of credit that matures on November 25, 2002. Indebtedness outstanding under the Loan Agreement is collateralized by substantially all the assets of the Company. Interest on amounts borrowed under the line of credit is payable monthly at the bank's floating 30 day Libor rate plus 1.5% (7.19% at March 31, 1998). Financing available under the Loan Agreement was used to refinance and retire the Company's then outstanding debt under a $2,000 working capital line of credit, a $3,050 installment note due on October 2, 2004 and term notes of $3,800 that were due on March 31, 1998 (see Note B). In addition, on December 18, 1997, the Company retired TSG's outstanding bank indebtedness of $3,970 from proceeds drawn under the Loan Agreement.

The Loan Agreement contains conditions and covenants that prohibit or restrict the Company from engaging in certain transactions without the consent of the bank, including merging or consolidating, payment of subordinated stockholder debt obligations, and disposition of assets, among others. Additionally, the Loan Agreement requires the Company to maintain a working capital ratio of 1.5 to 1, a debt service coverage ratio of
1.3 to 1, a ratio of total liabilities to net worth of 1.25 to 1 and an interest coverage ratio of 3 to 1. Noncompliance with any of these conditions and covenants or the occurrence of an event of default, if not waived or corrected, could accelerate the maturity of the indebtedness outstanding under the Loan Agreement. The Company is in compliance with the conditions and covenants of the Loan Agreement at March 31, 1998.

At March 31, 1998, outstanding indebtedness under the revolving credit line was $7,645. Based on the loan value of collateral less outstanding letters of credit at March 31, 1998, the Company would have been able to borrow up to a total of $10,592 under the revolving line of credit.

NOTE H - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                            March 31,
                                                      --------------------
                                                         1998        1997
                                                      --------    --------
  Secured mortgage promissory note, payable to bank
     in fifty nine equal monthly installments
     of $19 including interest at 8.5% per
     annum, with remaining balance of $1,533
     due on November 26, 2002                         $  1,899    $      -

  Secured mortgage promissory note payable to bank
     in sixty monthly installments of $17 plus interest
     at 8.5% per annum, with final payment due
     on May 23, 1999                                         -         431
                                                      --------    --------
                                                         1,899         431

  Less current portion                                      68         199
                                                      --------    --------
                                                      $  1,831    $    232
                                                      ========    ========

On November 26, 1997, the Company refinanced its mortgage promissory note, which had a principal balance of $315 and maturity date of May 23,1999, with the new mortgage promissory note in amount of $1,920. The note is secured by a mortgage on the Company's facilities. Payments due on the note in each of the succeeding five years are as follows:

                         Fiscal 1999                 $    68
                         Fiscal 2000                      74
                         Fiscal 2001                      81
                         Fiscal 2002                      87
                         Fiscal 2003                   1,589
                                                     -------
                                                     $ 1,899
                                                     =======

NOTE I - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

                                                            March 31,
                                                      --------------------
                                                         1998        1997
                                                      --------    --------
     Payroll, payroll taxes and severance             $  2,491    $    773
     Professional fees                                     145         157
     Commissions to international representatives          235         188
     Warranty reserve                                    1,170         295
     Income and other taxes                                187          45
     Customer advances                                     254         144
     Other                                                 127          13
                                                      --------    --------
                                                      $  4,609    $  1,615
                                                      ========    ========

A summary of the Company's warranty reserves is as follows:

                                               Years ended March 31,
                                         ---------------------------------
                                            1998        1997        1996
                                         ---------   ---------   ---------
     Balance at beginning of period      ($   295)   ($   311)   ($   307)
     Provision for warranty expense      (    240)   (    295)   (    356)
     Charges for warranty
        obligations                           440         311         352
     Obligations assumed through
        acquisition                      (  1,075)          -           -
                                         ---------   ---------   ---------
                                         ($ 1,170)   ($   295)   ($   311)
                                         =========   =========   =========

NOTE J - STOCKHOLDERS' EQUITY:

Common Stock
------------

The Company is authorized, under its Certificate of Incorporation as amended on January 9, 1998, to issue up to 30,000,000 shares of common stock, $0.01 par value. Holders of voting common stock are entitled to one vote per share on all matters to be voted on by the stockholders. No dividends have been declared or paid on the Company's common stock.

Common Stock Warrants
---------------------

As of the consummation of the Merger, TSG had issued and outstanding 1,150,000 redeemable warrants to purchase 575,000 shares of common stock of TSG at an exercise price of $11.00 per share (the "Redeemable Warrants") and warrants to purchase 100,000 shares of common stock of TSG at an exercise price of $10.80 per share (the "Underwriter Warrants"). In connection with the Merger, the Redeemable Warrants were converted into warrants to purchase 603,750 shares of common stock at a per share exercise price of $10.48, and the Underwriter Warrants were converted into warrants to purchase 105,000 shares of common stock at a per share exercise price of $10.29 (see Note B). As of March 31, 1998, none of these warrants has been exercised.

Unless the Redeemable Warrants are redeemed, the Redeemable
Warrants may be exercised at any time until May 9, 1999, at which time the Redeemable Warrants will expire. The Redeemable Warrants are redeemable by the Company at its option, as a whole and not in part, at $.05 per Redeemable Warrant on 30 days' prior written notice, provided that the average closing bid price of common stock of the Company equals or exceeds $11.43 per share for 20 consecutive trading days ending within five days prior to the date of the notice of redemption. The Redeemable Warrants are entitled to the benefit of adjustments in the exercise price and in the number of shares of common stock deliverable upon the exercise thereof upon the occurrence of certain events, including stock dividends, stock splits or similar reorganizations.

The Underwriter Warrants may be exercised at any time until May 9, 2001, at which time the Underwriter Warrants will expire. The Underwriter Warrants contain anti-dilution provisions providing for adjustments of the number of warrants and exercise price under certain circumstances. The Underwriter Warrants grant to the holders thereof certain rights of registration of the securities issuable upon exercise of the Underwriter Warrants.

Accounting for Stock-Based Compensation
---------------------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. This statement gives entities a choice of recognizing related compensation costs by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach contained in APB 25. If the former standard for measurement is elected, SFAS 123 requires supplemental disclosure to show the effects of using the new measurement criteria. Since the Company has elected to continue to apply the former standards contained in APB 25, it has adopted the pro forma disclosure requirements of SFAS
123.  A comparison of the Company's net income (loss) and net income
(loss) per share as reported and on a pro forma basis for the years ended

March 31, 1998, 1997 and 1996 had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under the plan consistent with the requirements of SFAS 123 is set forth below:

                                               Years ended March 31,
                                         ---------------------------------
                                            1998        1997        1996
                                         ---------   ---------   ---------
Net income (loss)       As reported       $  1,757    $  1,628   $ (1,291)
                        Pro forma         $  1,258    $  1,456   $ (1,714)

Basic income            As reported       $   0.18    $   0.20   $  (0.16)
    (loss) per share    Pro forma         $   0.13    $   0.18   $  (0.22)

Diluted income          As reported       $   0.18    $   0.20   $  (0.16)
   (loss) per share     Pro forma         $   0.13    $   0.18   $  (0.22)

The fair value of each grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 1998, 1997 and 1996:

                                               Years ended March 31,
                                         ---------------------------------
                                            1998        1997        1996
                                         ---------   ---------   ---------
Dividend yield                               -           -           -
Expected Volatility                        45.32%      54.90%      67.31%
Risk free interest rate                     6.20%       6.20%       6.20%
Option Term                             3.8 years   3.4 years   3.4 years

The weighted average fair value per option for all options granted in 1998, 1997 and 1996 was $2.45, $2.78 and $3.30, respectively.

Stock Option Plans
------------------

On July 2, 1991, the Company adopted a stock option plan (the "1991
Plan") which provides for the grant of incentive and non-qualified stock options to key employees, including officers and directors, of the Company. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted, or $ .75. In May 1994, the Board approved, and in October 1994 the shareholders approved, a 350,000 share increase in the number of shares reserved under the Plan.
In August 1996, the Board approved, and in October 1996 the shareholders approved a 500,000 share increase in the number of shares reserved under the Plan. In September 1997, the Board approved, and in December 1997 the shareholders approved a 500,000 share increase in the number of shares reserved under the Plan. At March 31, 1998, options to acquire up to 2,100,000 shares of common stock may be granted pursuant to the 1991 Plan.

Information with respect to options under the above plan is as follows:


                                       Number of        Option Price
                                        Shares            Per Share
                                      -----------      -----------------
Outstanding at March 31, 1995           743,842        $ .75 - $3.625
     Granted                            193,950        $6.1875 - $9.1875
     Exercised                        ( 333,607 )      $ .75 - $3.625
     Cancelled                        (  45,483 )      $1.36 - $3.50
                                      -----------
Outstanding at March 31, 1996           558,702        $ .75 - $9.1875
     Granted                             97,000        $5.25 - $7.375
     Exercised                        ( 178,729 )      $ .75 - $3.50
     Cancelled                        (  85,525 )      $1.81 - $9.1875
                                      -----------
Outstanding at March 31, 1997           391,448        $1.3125 - $7.50
     Granted                            285,400        $5.5625 - $6.00
     Exercised                        (  69,385 )      $1.3125 - $6.1875
     Cancelled                        (  62,188 )      $3.50 - $7.50
                                      -----------
Outstanding at March 31, 1998           545,275        $1.81 - $7.375
                                      ===========
Outstanding options under the 1991 Plan are exercisable cumulatively in four installments of one-fourth each year beginning one year from the date of grant and expire five years from the date of grant. As of March 31, 1998, options to purchase 137,800 shares under the 1991 Plan are exercisable. As of March 31, 1998, options to acquire 815,284 shares were available for future grant under the 1991 Plan. The weighted average exercise price of options outstanding under the 1991 Plan is $4.7224 and the weighted average remaining contractual life is 3.2 years.

On July 2, 1991, the Company adopted a Directors' Stock Option Plan which provides for the automatic annual grant of non-qualified stock options to outside directors of the Company. The option price per share may not be less than 100% of the fair market value of such shares on the date such option is granted, or $2.00. In May 1994, the Board approved, and in October 1994 the shareholders approved, a 75,000 share increase in the number of shares reserved under the Plan. In September 1997, the Board approved, and in December 1997 the shareholders approved, a 50,000 share increase in the number of shares reserved under the Plan.
At March 31, 1998, options to acquire up to 225,000 shares of common stock may be granted pursuant to the Plan. For the fiscal year ended
March 31, 1998, options to purchase 24,000 shares at an exercise price between $5.5625 and $5.875 were granted under the Directors Stock
Option Plan, and for the fiscal years ended March 31, 1997 and 1996, options to purchase 17,000 shares and 16,000 shares, at an exercise price of $6.3125 and $5.25, per share, respectively, were granted under the Plan. The options are exercisable commencing one year from the date of grant and expire five years from the date of grant. During fiscal 1998, there were 31,000 shares exercised at an option price between $2.00 and $3.9375. During fiscal 1997 and 1996, there were 15,000 and 5,000 shares exercised, respectively, all at an option price of $2.00. As of March 31, 1998, options to purchase 69,000 shares under the Directors Stock
Option Plan are exercisable.  As of March 31, 1998, options to acquire

64,000 shares were available for future grant under the Directors Stock Option Plan. The weighted average exercise price of options outstanding under the Directors Stock Option Plan is $4.7789 and the weighted average remaining contractual life is 2.3 years.

Pursuant to the Merger Agreement, each outstanding TSG option pursuant to TSG's 1994 Omnibus Stock Plan (the "Omnibus Plan"), whether vested or unvested, was converted at the effective time of the Merger into an option to acquire, on the same terms and conditions as were applicable under the Omnibus Plan, a number of shares of the Company's common stock equal to 1.05 times the number of shares of TSG common stock which the option holder was entitled to purchase under such TSG option immediately prior to the consummation of the Merger, at a price per share of the Company's common stock equal to (i) the aggregate exercise price for the shares of TSG common stock otherwise purchasable pursuant to the TSG option immediately prior to the consummation of the Merger divided by (ii) the aggregate number of shares of the Company's common stock purchasable pursuant to the option immediately after the merger, with any fractional share of the Company's common stock resulting from such calculation for such holder being rounded up to the nearest whole share. As of the effective time of the Merger, there were outstanding TSG options to purchase 531,125 shares of common stock of TSG.
Accordingly, pursuant to the Merger Agreement, those TSG options were converted into options to acquire 557,682 shares of common stock of the Company. No additional options will be granted under the plan. The options are exercisable one-fourth each year beginning on the date of grant and expire ten years from the date of grant. As of March 31, 1998, options to purchase 448,906 shares are outstanding at an exercise price between $0.9524 and $10.2637 and options to purchase 402,614 shares are exercisable. The weighted average exercise price of options outstanding is $3.0919 and the weighted average remaining contractual life is 6.5 years.

Pursuant to the Merger Agreement, each outstanding TSG option pursuant to TSG's 1995 Non-Employee Director Stock Plan (the "Director's Plan"), whether vested or unvested, was converted at the effective time of the Merger into an option to acquire, on the same terms and conditions as were applicable under the Director's Plan, a number of shares of the Company's common stock equal to 1.05 times the number of shares of TSG common stock which the option holder was entitled to purchase under such TSG option immediately prior to the consummation of the Merger, at a price per share of the Company's common stock equal to (i) the aggregate exercise price for the shares of TSG common stock otherwise purchasable pursuant to the TSG option immediately prior to the consummation of the Merger divided by (ii) the aggregate number of shares of the Company's common stock purchasable pursuant to the option immediately after the merger, with any fractional share of the Company's common stock resulting from such calculation for such holder being rounded up to the nearest whole share. As of the effective time of the Merger, there were outstanding Director's Options to purchase 41,000 shares of common stock of TSG. Accordingly, pursuant to the Merger Agreement, those Directors' Options were converted into options to acquire 43,050 shares of common stock of the Company. No additional options will be granted under the plan. The options expire on December 18, 1998. As of March 31, 1998, options to purchase 43,050 shares are outstanding at an exercise price between $4.7619 and $10.2971 which are all exercisable. The weighted average exercise price of options outstanding is $7.8273 and the weighted average remaining contractual life is .7 years.

Earnings Per Share
------------------

The Company adopted the provisions of Statement of Financial Standards No. 128 "Earnings Per Share" ("SFAS 128"), during fiscal year 1998. The new standard specifies the computation, presentation, and disclosure requirements for earnings per share. The following table represents the computation of basic and diluted earnings per common share as required by SFAS 128.

                                               Years ended March 31,
                                         ---------------------------------
                                            1998        1997        1996
                                         ---------   ---------   ---------
Basic earnings per share computation:

   Net income (loss) applicable
      to common shares                    $  1,757    $  1,628   $ (1,291)
                                          --------    --------   ---------
   Weighted average common shares
      Outstanding (in thousands)             9,641       8,095      7,830
                                             -----       -----      -----
   Basic income (loss) per
      common share                           $0.18       $0.20     $(0.16)
                                             =====       =====     =======

                                               Years ended March 31,
                                         ---------------------------------
                                            1998        1997        1996
                                         ---------   ---------   ---------
Diluted earnings per share computation:

   Net income (loss) applicable
      to common shares                    $  1,757    $  1,628   $ (1,291)
                                          --------    --------   ---------
   Weighted average common shares
      Outstanding (in thousands)             9,641       8,095      7,830

   Common stock equivalents
      (in thousands)                           201         216        404
                                             -----       -----      -----
   Total weighted average shares
      (in thousands)                         9,842       8,311      8,234
                                             -----       -----      -----
   Diluted income (loss) per
      common share                           $0.18       $0.20     $(0.16)
                                             =====       =====     =======
Common Stock Reserved
---------------------

The number of shares of common stock reserved for issuance pursuant to the Company's stock option plans and outstanding common stock warrants as of March 31, 1998 is summarized as follows:

               Stock  Option Plans           2,009,515
               Redeemable Warrants             603,750
               Underwriter Warrants            105,000

NOTE K - INCOME TAXES:
----------------------

The Company's income tax expense (benefit) for the years ended March 31, 1998, 1997 and 1996 is comprised of the following:


                                               Years ended March 31,
                                         ---------------------------------
                                            1998        1997        1996
                                         ---------   ---------   ---------
Current tax expense (benefit):
     Federal                              $    624    $    253    $  (186)
     State                                      21           -          -
                                          --------    --------    --------
                                               645         253       (186)
                                          --------    --------    --------
Deferred tax expense (benefit):
     Federal                                   124         593      ( 627)
     State                                      84          30      (  48)
                                          --------    --------    --------
                                               208         623      ( 675)
                                          --------    --------    --------
Net tax expense (benefit)                 $    853    $    876    $ ( 861)
                                          ========    ========    ========
The significant components of the deferred tax assets and liabilities as of March 31, 1998 and March 31, 1997 are as follows:


                                                      March 31,   March 31,
                                                         1998        1997
                                                      ---------   ---------
Deferred tax assets:
     Accounts and notes receivable reserves           $    893    $    468
     Inventory and inventory reserves                    2,279          58
     Warranty and other accruals                           680         201
     Other assets and liabilities                          432           -
     Tax credit carryforwards                              473         647
     Net operating loss carryforwards                    4,181         219
                                                      ---------   --------
                                                         8,938       1,593
Deferred tax liabilities:                             ---------   --------
     Property, plant and equipment                         125          95
     Intangible and other assets                         2,100           7
     State taxes                                            78           -
                                                      ---------   --------
                                                         2,303         102
Excess of deferred tax assets over                    ---------   --------
  deferred tax liabilities                               6,635       1,491

Less valuation allowance                                 2,909           -
                                                      ---------   --------
Net deferred tax asset                                   3,726       1,491

Less current deferred tax asset                          4,141         692
                                                      ---------   --------
Non-current deferred tax asset (liability)            $   (415)   $    799
                                                      =========   ========

As of March 31, 1998, the Company has available net operating loss carryforwards for federal and state tax purposes of approximately $11,800 and $2,400, respectively, which expire from 1999 through 2011. In addition, the Company has available approximately $317 in research and other tax credit carryforwards which expire from 2001 through 2009.

The utilization of net operating loss carryforwards for federal income tax purposes is subject to an annual limitation of approximately $200 as a result of a previous change in ownership of TSG. This limitation does not reduce the total amount of net operating losses which may be taken for federal income tax purposes, but rather substantially limits the amount which may be used during a particular year. As a result, it is more likely than not that the Company will be unable to use a significant portion of these net operating loss carryforwards. Accordingly, the deferred tax asset related to these carryforwards has been reduced by a valuation allowance of $2,909.

The effective tax rate on income before taxes differs from the United States statutory rate. The following summary reconciles taxes at the United States statutory rate with the effective rate.


                                             Years ended March 31,
                                       ---------------------------------
                                          1998        1997        1996
                                       ---------   ---------   ---------

U.S. statutory rate                       34.0 %      34.0 %      34.0 %

Increases (decreases) resulting from:
        State taxes, net                   2.7           -           -
        Business credits earned           (7.4)       (2.9)        1.3
        Business credits restored            -           -         7.5
        Amortization of goodwill           2.5           -           -
        Other                              1.0         3.9        (2.8)
                                          ------      ------      ------
Effective rate                            32.8 %      35.0 %      40.0 %
                                          ======      ======      ======

NOTE L - SALES BY GEOGRAPHIC LOCATION:

The Company sells its payphone products both in the United States and internationally. All sales contracts are denominated in U.S. dollars. United States sales of international payphones includes products sold to United States customers for resale in international markets. In fiscal 1998, 1997, and 1996, the Company's revenues by geographic regions were as follows:

                                               Years ended March 31,
                                         ---------------------------------
                                            1998        1997        1996
                                         ---------   ---------   ---------

  United States                           $ 37,051    $ 18,787    $ 19,926
  United States sales of
    international payphone terminals             -       2,796         298
  Canada and Latin America                   8,180       1,763         521
  Europe, Middle East and Africa               195          99         396
  Asia, Pacific and Other Areas                824       3,387         321
                                          --------    --------    --------
     Total sales                          $ 46,250    $ 26,832    $ 21,462
                                          ========    ========    ========

NOTE M - MAJOR CUSTOMERS:

For the year ended March 31, 1998, there were no customers which individually accounted for more than 10% of net sales. For the year ended March 31, 1997, the Company had two customers that each accounted for approximately 12% of net sales. For the year ended March 31, 1996, there were no customers which individually accounted for more than 10% of net sales.

NOTE N - CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts and notes receivable. In order to minimize this risk, the Company performs ongoing credit evaluations of its customers' financial condition. With respect to notes receivable, the Company generally requires collateral, which primarily consists of the payphone terminals and related equipment.

Ten domestic customers and five international customers account for $4,606 (51%) and $1,560 (17%), respectively, of the Company's accounts receivable at March 31, 1998. The domestic customers include telephone companies and distributors. The international customers include cellular carriers and private operators in Chile, Ecuador and Canada.

Five domestic customers and three international customers account for (net of specific allowances of $866) $809 (30%) and $1,621 (61%) respectively, of the Company's notes receivable at March 31, 1998. The domestic customers include private operators and the international customers include a telephone company and private operators in Mexico and the Philippines.

NOTE O - SAVINGS PLANS:

During fiscal 1994, the Company began a 401(k) savings plan whereby eligible employees may voluntarily contribute a percentage of their pre-tax earnings. The Company matches 50% of the employees' contribution, up to an additional 2% of the eligible employees' compensation. An employee begins vesting after having completed two years of employment with the Company, at the rate of 25% per year, and is 100% vested after having completed five years of employment with the Company. Total plan expense was approximately $107, $104 and $79, respectively, for the fiscal years ended March 31, 1998, 1997 and 1996.

On January 1, 1995, TSG adopted a 401(k) retirement and profit sharing plan. The Company has assumed the administration of this plan as of the acquisition date. Participants in this plan will have no break in service length or no reduction of benefits as a result of the acquisition. Eligible employees of the Company who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements may elect to participate in the plan. Employees who elect to become participants in the plan may contribute up to 15% of their compensation to the plan up to a maximum dollar limit established by law. The Company may also contribute to the plan at the discretion of the Board of Directors. Contributions by the Company may consist of matching contributions, discretionary profit sharing contributions and other special contributions. Participants are 100% vested with respect to their compensation contributions to the plan. Vesting in Company discretionary contributions begins at 20% after one year of service and increases by 20% annually each year until full (100%) vesting upon five years of service. Total plan expense was approximately $7 for the fiscal year ended March
31, 1998.

NOTE P - OTHER CHARGES (CREDITS):

During the year ended March 31, 1996, the Company provided a specific allowance of $1,602 against certain notes receivable as a result of a customer bankruptcy proceeding. This charge of $1,602, in addition to approximately $242 in other costs associated with the bankruptcy proceeding, was included as Other Charges (Credits) in the Consolidated Statement of Operations for the year ended March 31, 1996. During fiscal 1997, the Company sold the equipment which was in the Company's possession and being warehoused by the Company pursuant to a prior Bankruptcy Court order. The amount realized by the Company from this transaction resulted in a $413 recovery in excess of the amount anticipated. In addition, the Company incurred approximately $82 in legal and related expenses in connection with this matter during fiscal 1997.
The net credit related to this matter was $331 during fiscal 1997 which has been included as Other Charges (Credits) in the Consolidated Statement of Operations for the year ended March 31, 1997.

NOTE Q - COMMITMENTS AND CONTINGENCIES:

Litigation
----------

The Company is a defendant in a putative class action filed in the Superior Court of the State of California for the County of San Diego alleging that Amtel Communications, Inc. ("Amtel"), a former customer of the Company that filed for bankruptcy, conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in Amtel by operating a Ponzi scheme. Allegations include unlawful business practices, fraudulent and unfair business practices, false and misleading advertising, fraud and deceit, conspiracy to defraud, negligence and negligent misrepresentation, violations of California law, professional negligence and legal malpractice and spoliation of evidence.

On September 30, 1997, the Company's motion to dismiss the plaintiffs' third amended complaint was granted, in part, and those portions of the complaint were dismissed with prejudice. On October 3, 1997, the Company filed its answer to the remaining causes of action in the plaintiffs' third amended complaint. Plaintiffs' motion for class certification was granted on December 9, 1997. The Company disputes liability and intends to defend this matter vigorously. However, the Company cannot predict the ultimate outcome of this litigation.

While the Company is subject to various other legal proceedings arising in the conduct of its business, there are no other pending legal proceedings which are material to the business of the Company.

Operating Leases
----------------

Minimum future rental payments at March 31, 1998 under non-cancelable operating leases with an initial term of more than one year are summarized as follows:

        Fiscal 1999                     $     244
        Fiscal 2000                           222
        Fiscal 2001                           187
        Fiscal 2002                           109
        Fiscal 2003                            84
                                        ---------

                                        $     846
                                        =========

Purchase Commitments
--------------------

At March 31, 1998, the Company has an outstanding purchase order commitment to purchase a minimum of $500 of upper housing assemblies under the terms of the manufacturing agreement entered into in December 1997. The Company agreed to pay development, tooling and out-of-pocket
expenses approximating $64.   Upon termination of the agreement
by the Company, the Company is obligated to purchase inventory acquired pursuant to the agreement and pay additional design expenses up to $58.

Royalty and Technology Transfer Fee Agreements
----------------------------------------------

In connection with an asset purchase agreement dated September 30, 1997 with Lucent Technologies Inc. ("Lucent"), the Company agreed to pay royalties in accordance with a patent license agreement. In addition, the Company agreed to pay a technology transfer fee in accordance with a
technology transfer agreement.   Royalty and technology transfer fee
expenses under the terms of the agreements totaled $86 for the year ended March 31, 1998.

                        INDEX TO EXHIBITS

Exhibit                                            Method of
Number    Description                                Filing
-------   ----------------------------           ------------------------

3.1       Certificate of Incorporation
            (as amended).                        Included in this report.

3.2       By-Laws (as amended).                  Exhibit 3.2 to Annual
                                                 Report on Form 10-K for
                                                 year ended March 31,
                                                 1992.

10.1      1991 Stock Option Plan
            (as amended).                        Included in this report.

10.2      Directors Stock Option Plan
            (as amended).                        Included in this report.

10.3      TSG 1994 Omnibus Stock Plan            Included in this report.

10.4      TSG 1995 Non-Employee Director
          Stock Option Plan                      Included in this report.

10.5      Restated Loan Agreement between        Exhibit 10.1 to Quarterly
          Registrant and NationsBank, N.A.       Report on Form 10-Q for the
          dated November 25, 1997.               quarter ended
                                                 December 31, 1997.

10.6      Consolidated Promissory Note between   Exhibit 10.2 to Quarterly
          Registrant and NationsBank, N.A.       Report on Form 10-Q for the
          dated November 25, 1997.               quarter ended
                                                 December 31, 1997.

10.7      Mortgage Modification and Future       Exhibit 10.3 to Quarterly
          Advance Agreement between              Report on Form 10-Q for the
          Registrant and NationsBank, N.A.       quarter ended
          dated November 26, 1997.               December 31, 1997.

10.8      Consolidated Promissory Note between   Exhibit 10.4 to Quarterly
          Registrant and NationsBank, N.A.       Report on Form 10-Q for the
          dated November 26, 1997.               quarter ended
                                                 December 31, 1997.

10.9      Employment Agreement between           Exhibit 10.18 to Registration
          Registrant and C. Shelton James        Statement on Form S-4,
          dated October 1, 1997.                 Registration No. 333-38439.

10.10     Employment Agreement between           Exhibit 10.19 to Registration
          Registrant and Tracey L. Gray          Statement on Form S-4,
          dated October 1, 1997.                 Registration No. 333-38439.

10.11     Technology Transfer Agreement          Exhibit 2.2 to Current Report
          between Registrant and Lucent          on Form 8-K dated
          Technologies Inc. dated                September 30, 1997.
          September 30, 1997.

10.12     Patent License Agreement               Exhibit 2.3 to Current Report
          between Registrant and Lucent          on Form 8-K dated
          Technologies Inc. dated                September 30, 1997.
          September 30, 1997.

10.13     Stockholders' Agreement                Exhibit 2.3 to Registration
                                                 Statement on Form S-4,
                                                 Registration No. 333-38439.

21.1      Subsidiaries of the Registrant.        Included in this report.

23.1      Independent Auditors' Consent.         Included in this report.

27        Financial Data Schedule.               Included in this report.
            (Edgar filing only)