Form 10-Q
period 1998-06-30
ELCOTEL INC
filed 1998-08-14
CIK 801448

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

The number of shares of the issuer's Common Stock outstanding as of August 12, 1998 was 13,463,390.

                           PART I  - FINANCIAL INFORMATION
                           -------------------------------
Item 1.  Financial Statements
         --------------------

                  ELCOTEL, INC. AND SUBSIDIARIES
                  ------------------------------
              CONDENSED CONSOLIDATED BALANCE SHEETS
              -------------------------------------
          (Dollars in thousands, except per share data)
                                      June 30,        March 31,
                                        1998             1998
                                     ------------   ------------
                                     (Unaudited)

ASSETS
-------

CURRENT ASSETS
--------------
Cash and temporary investments             $21           $1,655
Accounts and notes receivable,
  less allowance for doubtful
  accounts of $2,257 and $1,923         12,582           11,407
Inventories                             13,110            9,088
Refundable income taxes                    743              809
Deferred tax asset                       3,943            4,141
Prepaid exp. and other current assets      956            1,024
                                      --------         --------
    TOTAL CURRENT ASSETS                31,355           28,124

Property, plant and equipment, net
  of accumulated depreciation            4,908            4,779
Notes receivable, less allowance for
  doubtful accounts of $487                174              346
Goodwill, net of accumulated
  amortization of $355 and $190         23,741           23,906
Identified intangible assets, net of
  accumulated amortization of $793
  and $498                               9,867           10,203
Other assets                               127               80
                                      --------         --------
                                       $70,172          $67,438
                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable and accrued expenses   $8,670           $7,819
Current portion of long-term debt           70               68
                                      --------         --------
    TOTAL CURRENT LIABILITIES            8,740            7,887

DEFERRED TAX LIABILITY                     190              415
BORROWINGS UNDER REVOLVING CREIT LINE    9,385            7,645
LONG TERM DEBT, less current portion     1,805            1,831
                                      --------         --------
    TOTAL LIABILITIES                   20,120           17,778
                                      --------         --------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value:
     30,000,000 shares authorized
     13,475,390 and 13,416,850
       shares issued                       135              134
  Additional paid-in capital            46,538           46,384
  Retained earnings                      3,556            3,319
  Less treasury stock                     (177)            (177)
                                      --------         --------
    TOTAL STOCKHOLDERS' EQUITY          50,052           49,660
                                      --------         --------
                                       $70,172          $67,438
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

                                  (Unaudited)

                                       Three Months Ended
                                           June 30,
                                      -------------------
                                         1998      1997
                                       -------   -------

NET SALES                              $15,636    $6,753
                                       -------   -------
COSTS AND EXPENSES:
    Cost of goods sold                  10,309     3,838
    Research and development expenses    1,494       708
    Selling, general and
      administrative expenses            2,851     1,688
    Amortization expense                   507         7
    Interest (income) expense net           80       (63)
                                       -------   -------
TOTAL COSTS AND EXPENSES                15,241     6,178
                                       -------   -------
INCOME BEFORE INCOME TAXES                 395       575

INCOME TAX EXPENSE                         158       200
                                       -------   -------
NET INCOME                                $237      $375
                                       =======   =======
BASIC EARNINGS PER SHARE
------------------------
NET INCOME PER COMMON SHARE              $0.02     $0.05
                                       =======   =======
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING         13,404     8,182
                                       =======   =======
DILUTED EARNINGS PER SHARE
--------------------------------
NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE               $0.02     $0.05
                                       =======   =======
WEIGHTED AVERAGE NUMBER
   OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING        13,763     8,301
                                       =======   =======













                                        2

        See Notes to Condensed Consolidated Financial Statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                (in thousands)

                                   (Unaudited)

                                                       Three Months Ended
                                                              June 30,
                                                   ---------------------------
                                                      1998              1997
                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $237              $375
  Adjustments to reconcile net income
    to net cash used for operating activities:
      Depreciation and amortization                     753               105
      Provision for doubtful accounts                    45               (15)
      Deferred tax benefit                              (27)               -
      Change in operating assets and liabilities
        Accounts and notes receivable                (1,048)           (1,267)
        Inventories                                  (4,022)             (828)
        Refundable income taxes                          66                -
        Prepaid expenses and other
            current assets                               68               (42)
        Accounts payable and accrued expense            851               409
        Other, net                                      (37)              (13)
                                                   ---------         ---------
      Net cash flow used for operating activities:   (3,114)           (1,276)
                                                   ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (391)             (208)
                                                   ---------         ---------
      Net cash flow used for investing activities      (391)             (208)
                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds under revolving credit line            1,740               525
  Payments on long-term debt                            (24)              (49)
  Issuance of common stock                              155                -
                                                    ---------         ---------
    Net cash flow provided by
      financing activities                            1,871               476
                                                   ---------         ---------
    Net decrease in cash and
       temporary investments                         (1,634)           (1,008)

    Cash and temporary investments at
      beginning of period                             1,655             1,009
                                                   ---------         ---------
    Cash and temporary investments at
      end of period                                     $21                $1
                                                   =========         =========
ADDITIONAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $157               $11
    Income taxes                                         85                -







                                   3

        See Notes to Condensed Consolidated Financial Statements.



                  ELCOTEL, INC. AND SUBSIDIARIES
                 -------------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share data)

                            (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of June 30, 1998 and the consolidated statements of operations for the three month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the three month periods ended June 30, 1998 and 1997 have been prepared by Elcotel, Inc. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 1998, and for all periods presented, have been made.

The condensed consolidated balance sheet at March 31, 1998 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results for the full fiscal year.

NOTE B.  ACQUISITIONS:

On December 18, 1997, the Company acquired Technology Service Group, Inc. ("TSG"), a Delaware corporation, via a merger for a total purchase price
of $35,605.   On September 30, 1997, the Company acquired from Lucent
Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business for a total purchase price of $5,821. The accompanying consolidated statement of operations for the three months ended June 30, 1998 reflect the effects of the TSG merger and the Lucent acquisition.

Assuming these transactions had occurred on April 1, 1997, the Company's pro forma results of operations for the quarter ended June 30, 1997 would have been as follows:

                                                June 30,
                                                  1997
                                                  ----
                                              (Unaudited)

     Net Sales                                   $12,970
                                                ========
     Net Loss                                   ($   158)
                                                ========
     Basic earnings per share                     ($0.01)
                                                ========
     Diluted earnings per share                   ($0.01)
                                                ========

The pro forma results of operations for the quarter ended June 30, 1997, set forth above, reflect pro forma adjustments that are directly attributable to the transactions and the use of the purchase method of accounting, include the operating results of TSG from March 29, 1997 to June 27, 1997, but do not reflect the impact of cost reductions or revenues, gross profit and operating expenses from the Lucent assets.
The pro forma adjustments related to the TSG merger consist of an increase in amortization of goodwill and other intangible assets of $350 due to the increase in the basis of intangible assets and their estimated useful lives, a decrease in depreciation of $100 due to an increase in the basis of property and equipment and their estimated useful lives, an increase in deferred tax expense of $121 resulting from the allocation to deferred tax assets and liabilities and a decrease in income tax expense of $77 to reflect the pro forma effect on income tax expense resulting from the acquisition. The pro forma adjustments related to the acquisition of Lucent's assets from the quarter ended June 30, 1997 include an increase in amortization of intangible assets of $65, an increase in depreciation of $25, an increase in interest expense of $122 and a decrease in income tax expense of $74.

NOTE C.  INVENTORIES:

Inventories at June 30, 1998 and March 31, 1998 are summarized as follows:
                                      June 30,        March 31,
                                        1998             1998
                                     ---------        ---------

         Finished products           $ 1,215            $1,383
         Work-in-process               2,540             1,545
         Purchased components          9,355             6,160
                                     -------           -------

                                     $13,110            $9,088
                                     =======           =======

NOTE D.  STOCKHOLDERS' EQUITY:

Changes in stockholders' equity during the quarter ended June 30, 1998 are summarized as follows:

                                        Additional
                               Common    Paid-In   Retained  Treasury
                                Stock    Capital   Earnings   Stock    Total
                                -----    -------   --------  --------  -------

Balance at March 31, 1998        $134    $46,384    $3,319    ($177)   $49,660
Issuance of 58,541 shares upon
  exercise of common stock
  options at prices between
  $.9524 and $5.25 per share        1        154                           155
Net income for the period                              237                 237
                                 ----    -------    ------    -----    -------

Balance at June 30, 1998         $135    $46,538    $3,556    ($177)   $50,052
                                 ====    =======    ======    =====    =======

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business during a period from transactions and events and circumstances from non-owner sources, and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has no items of comprehensive income for the periods ended June 30, 1998 and June 30, 1997; therefore, statements of comprehensive income for such periods are not presented in the accompanying condensed consolidated financial statements.


NOTE E.  EARNINGS PER SHARE:

Earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which the Company adopted during the third quarter of fiscal 1998. SFAS 128 requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and potential dilutive common shares outstanding during the period. Earnings per share for the quarter ended June 30, 1997 has been restated to conform with SFAS 128. The adoption of SFAS 128 did not have a significant effect on the Company's financial statements.

The following table represents the computation of basic and diluted earnings per common share as required by SFAS 128.



                                                Three months ended June 30,
                                                     1998          1997
                                                     ----          ----
Basic earnings per share computation:

   Net income applicable to common
    shares                                           $237           $375
                                                   ------         ------
   Weighted average common shares
    outstanding (in thousands)                     13,404          8,182
                                                   ------         ------
   Basic income per common share                    $0.02          $0.05
                                                   ======         ======



                                                Three months ended June 30,
                                                     1998          1997
                                                     ----          ----
Diluted earnings per share computation:

   Net income applicable to common
    shares                                           $237           $375
                                                   ------         ------
   Weighted average common shares
    outstanding (in thousands)                     13,404          8,182

   Common stock equivalents (in thousands)            359            119
                                                   ------         ------
   Total weighted average shares (in thousands)    13,763          8,301
                                                   ------         ------
   Diluted income per common share                  $0.02          $0.05
                                                   ======         ======

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.
           -----------------------------------------------

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFEHARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

This report contains certain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, the integration of operations acquired in fiscal 1998, competition, the risk of obsolescence of its products, changes in the international business climate, general economic conditions, seasonality, changes in industry practices, the outcome of litigation, and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
---------------------
(Dollars in thousands)

On December 18, 1997, the Company acquired Technology Service Group, Inc. ("TSG"), a Delaware corporation, via a merger for a total purchase price
of $35,605.   On September 30, 1997, the Company acquired from Lucent
Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business for a total purchase price of $5,821. The accompanying consolidated statement of operations for the three months ended June 30, 1998 reflect the effects of the TSG merger and the Lucent acquisition ("fiscal 1998 acquisitions").

Quarter ended June 30, 1998, compared to the quarter ended June 30, 1997:
-------------------------------------------------------------------------
Net sales for the quarter ended June 30, 1998 ("first quarter 1999"), increased from $6,753 for the quarter ended June 30, 1997 ("first quarter 1998") to $15,636, an increase of $8,883, or approximately 132%, principally as a result of an increase in sales of products to customers in the Independent Private Payphone ("IPP") market of $558, or approximately 11%, from $5,234 for the first quarter 1998 to $5,792 for the first quarter 1999, an increase in sales of products to customers in the Regulated Telephone ("Telco") market of $7,550 from $755 for the first quarter 1998 to $8,305 for the first quarter 1999 due to the fiscal 1998 acquisitions, an increase in sales of products to customers in the International market of $867, or approximately 204%, from $426 for the first quarter 1998 to $1,293 for the first quarter 1999 due to the Company's performance in the Canadian and Latin American markets, and a decrease in miscellaneous other sources of revenue of $92, or approximately 27%, from $339 for the first quarter 1998 to $247 for the first quarter 1999. Sales to international customers accounted for approximately 8% of net sales for the first quarter 1999 as compared to approximately 6% for the first quarter 1998.

Cost of sales as a percentage of net sales increased to 66% for the first quarter 1999 from 57% for the first quarter 1998 principally as a result of the increase in sales of lower margin products to the Telco market. As a result of the fiscal 1998 acquisitions, the Company believes that its sales to the Telco markets will increase compared to historical sales to such markets prior to such acquisitions. Because sales of products to the domestic Telco market have lower margins than many of the other markets in which the Company competes, the Company also believes its cost of sales as a percentage of net sales will be higher compared to that percentage for the Company on a historical basis prior to such acquisitions. Notwithstanding, the Company expects to improve its margins throughout fiscal 1999 as a result of cost reduction initiatives and release of lower cost products.

Research and development costs increased by $786, or approximately 111%, from $708 in the first quarter 1998 to $1,494 in the first quarter 1999 due to the expansion of resources to support development and engineering activities related to technology and products acquired in connection with the fiscal 1998 acquisitions. Selling, general and administrative expenses increased by $1,163, or approximately 69%, from $1,688 in the first quarter 1998 to $2,851 in the first quarter 1999 principally as a result of an expansion of marketing resources to support domestic and international initiatives, an increase in the Company's allowance for doubtful accounts, and an increase in expenses resulting from the acquisition of TSG. Amortization expense increased by $500 from $7 for the first quarter 1998 to $507 for the first quarter 1999 due to amortization of goodwill and identifiable intangible assets recorded in connection with the fiscal 1998 acquisitions. Net interest expense increased by $143, to $80 of net interest expense for the first quarter 1999, due to an increase in outstanding debt related to the fiscal 1998 acquisitions, as compared with net interest income of $63 for the first quarter 1998.

The effective tax rate increased from 35% for the first quarter 1998 to 40% for the first quarter 1999 due primarily to non deductible amortization of goodwill in connection with the TSG acquisition. The income tax expense for the first quarter 1999 is comprised of $185 of current tax expense and a deferred tax benefit of $27, as compared to a current tax expense of $200 for the first quarter 1998.

Liquidity and Capital Resources
-------------------------------
(Dollars in thousands)

The Company's current assets increased by $3,231, or approximately 11%, from $28,124 at March 31, 1998 to $31,355 at June 30, 1998, predominantly from an increase in accounts and notes receivable of $1,175 (related to a reduction in sales prepaid by customers), an increase of $4,022 in inventory (related to purchase of inventory to resolve supply shortages experienced in the fourth quarter of fiscal 1998 and to support the expected demand in the second quarter of fiscal 1999), and a decrease in cash of $1,634 used to lower revolving credit indebtedness. Current liabilities increased by $853, or approximately 11%, from $7,887 at March 31, 1998 to $8,740 at June 30, 1998 predominantly from an increase in accounts payable and accrued expenses relating to the increase in inventory levels.

On November 25, 1997, the Company entered into a restated loan agreement (the "Loan Agreement") with its bank. Under the terms of the Loan Agreement, the Company is able to borrow a maximum of $15,000 based on the value of eligible collateral under a revolving line of credit that matures on November 25, 2002. Indebtedness outstanding under the Loan Agreement is collateralized by substantially all the assets of the Company.
Interest on amounts borrowed under the line of credit is payable monthly at the bank's floating 30 day Libor rate plus 1.5% (7.16% at June 30, 1998). Financing available under the Loan Agreement was used to refinance and retire the Company's then outstanding debt under a $2,000 working capital line of credit, a $3,050 installment note due on October 2, 2004 and term notes of $3,800 that were due on March 31, 1998. In addition, on December 18, 1997, the Company retired TSG's outstanding bank indebtedness of $3,970 from proceeds drawn under the Loan Agreement. Indebtedness outstanding under the Loan Agreement approximated $9,385 and $7,645, respectively, at June 30, 1998 and March 31, 1998. At June 30, 1998, the Company is able to borrow up to $12,886 based on the value of eligible collateral.

The Company believes that its anticipated cash flow from operations and borrowings against its bank line of credit will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through June 30, 1999.

Year 2000 Discussion
--------------------

The Company has completed a preliminary review of Year 2000 issues related to the Company's internal systems and its products. The Company believes that its internal systems are Year 2000 compliant since it has recently installed a new accounting system which integrates its accounting, billing and manufacturing operations. The Company has evaluated the products that it continues to support and has identified those products whose software will have to be modified in order to become Year 2000 compliant. The Company's plan is to address the modifications required for the software in those products during fiscal 1999. The Company does not believe that the cost of such modifications will be material to its business, operations or financial condition. During fiscal 1999, the Company intends to contact those suppliers who provide critical products and services to the Company to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or to monitor their progress toward Year 2000 compliance.

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

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other post-retirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The standard addresses disclosure issues and, therefore, will not affect the Company's financial position or results of operations.

Also, in June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that gains or losses be recognized in earnings for a fair value hedge in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Management does not believe that the adoption of SFAS 133 will have a significant impact on the Company's consolidated financial statements. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In accordance with SFAS 133, the Company will begin implementing the requirements under SFAS 133 beginning in fiscal year 2000.

                     PART II - OTHER INFORMATION
                     ---------------------------

Item 1.     Legal Proceedings
            -----------------

Nogah Bethlahmy, et al. plaintiffs v. Randy S. Kuhlmann, et al .defendants.
---------------------------------------------------------------------------
San Diego Superior Court Case No. 691635.

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

On July 17, 1998, the Company filed a Motion for Summary Judgment. The Company disputes liability and intends to defend this matter vigorously, although the Company cannot predict the ultimate outcome of this litigation.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

            The following exhibits are filed herewith as a part of this Report

            Exhibit
              No.           Description of Exhibit
            -------         ----------------------
            27              Financial Data Schedule (Edgar Filing only)

           (b)  Reports on Form 8-K

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


                                                      Elcotel, Inc.
                                                      ----------------
                                                      (Registrant)


Date: August 14, 1998                                 By:  /s/ Ronald M. Tobin
                                                      -------------------------
                                                      Ronald M. Tobin
                                                      Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                          INDEX TO EXHIBITS

Exhibit                                                  Method of
Number    Description                                      Filing
-------   -----------                                   ----------------

27        Financial Data Schedule (Edgar Filing only)   Included in this
                                                              report.