Form 10-Q
period 1998-09-30
ELCOTEL INC
filed 1998-11-16
CIK 801448

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

The number of shares of the issuer's Common Stock outstanding as of November 13, 1998 was 13,471,130.


                         PART I  - FINANCIAL INFORMATION
                         -------------------------------
Item 1.  Financial Statements
         --------------------

                          ELCOTEL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  (Dollars in thousands, except per share data)

                                     September 30,    March 31,
                                         1998            1998
                                     -----------     ------------
                                     (Unaudited)      (See Note)

ASSETS
------
CURRENT ASSETS
--------------
Cash and temporary investments               $87           $1,655
Accounts and notes receivable,
   less allowance for doubtful
   accounts of $2,432 and $1,923          15,312           11,407
Inventories                               17,473            9,088
Refundable income taxes                      950              809
Deferred tax asset                         3,732            4,141
Prepaid expenses and other current assets  1,019            1,024
                                          ------           ------
    TOTAL CURRENT ASSETS                  38,573           28,124

Property, plant and equipment, net of
   accumulated deptreciation               5,045            4,779
Notes receivable, less allowance for
    doubtful accounts of $479 and $479       199              346
Goodwill, net of accumulated
    amortization of $521 and $190         23,575           23,906
Identified intangible assets, net of
    accumulated amortization of
    $1,122 and $498                        9,560           10,203
Other assets                                 131               80
                                         -------          -------
                                         $77,083          $67,438
                                         =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable and accrued expenses    $11,977           $7,819
Current portion of long-term debt             71               68
                                         -------          -------
    TOTAL CURRENT LIABILITIES             12,048            7,887

DEFERRED TAX LIABILITY                       151              415
BORROWINGS UNDER REVOLVING CREDIT LINE    12,130            7,645
LONG TERM DEBT, less current portion       1,788            1,831
                                         -------          -------
    TOTAL LIABILITIES                     26,117           17,778
                                         -------          -------
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value:
    30,000,000 shares authorized
    13,523,130 and 13,416,850
    shares issued                            135              134
  Additional paid-in capital              46,587           46,384
  Retained earnings                        4,421            3,319
  Less treasury stock                       (177)            (177)
                                         -------          -------
    TOTAL STOCKHOLDERS' EQUITY            50,966           49,660
                                         -------          -------
                                         $77,083          $67,438
                                         =======          =======

                                     1

                See Notes to Condensed Consolidated Financial Statements



                      ELCOTEL, INC. AND SUBSIDIARIES
                      ------------------------------
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                  (in thousands, except per share amount)

                                  (Unaudited)

                                 Three Months Ended  Six Months Ended
                                     September 30,      September 30,
                                 ------------------  ------------------
                                    1998      1997      1998      1997
                                   ------    ------   -------   -------

NET SALES                         $18,808    $7,630   $34,444   $14,383
                                  -------    ------   -------   -------
COSTS AND EXPENSES:
    Cost of goods sold             12,276     4,175    22,585     8,013
    Research and development        1,507       834     3,001     1,542
    Selling, general and
      administrative expense        3,024     2,031     5,891     3,719
    Amortization expense              497         5       988        12
    Interest (income) expense, net    145       (60)      225      (123)
                                  -------    ------   -------   -------
TOTAL COSTS AND EXPENSES           17,449     6,985    32,690    13,163
                                  -------    ------   -------   -------

INCOME BEFORE INCOME TAXES          1,359       645     1,754     1,220

INCOME TAX EXPENSE                    494       227       652       427
                                  -------    ------   -------   -------

NET INCOME                           $865      $418    $1,102      $793
                                  =======    ======   =======   =======

BASIC EARNINGS PER SHARE
------------------------
NET INCOME PER COMMON SHARE         $0.06     $0.05     $0.08     $0.10
                                   ======     =====    ======     =====

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING              13,456     8,185    13,430     8,184
                                   ======     =====    ======     =====

DILUTED EARNINGS PER SHARE
--------------------------
NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE          $0.06     $0.05     $0.08     $0.10
                                   ======     =====    ======     =====

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING              13,822     8,377    13,793     8,339
                                   ======     =====    ======     =====
















                                     2

         See  Notes to Condensed Consolidated Financial Statements


                         ELCOTEL, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                  (in thousands)

                                    (Unaudited)

                                                  Six Months Ended
                                                    September 30,
                                             --------------------------
                                               1998              1997
                                             -------           -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $1,102              $793
  Adjustments to reconcile net income
    to net cash used for operating activities:
      Depreciation and amortization            1,524               219
      Provision for doubtful accounts            206               264
      Deferred tax benefit                       145                 -
      Change in operating assets
       and liabilities:
        Accounts and notes receivable         (3,964)           (3,188)
        Inventories                           (8,385)           (2,114)
        Refundable income taxes                 (141)                -
        Prepaid expenses and other
          current assets                           5              (177)
        Accounts payable and accrued expenses  4,158             2,568
        Other, net                               (64)             (285)
                                             -------           -------

  Net cash flow used for operating activities (5,414)           (1,920)
                                             -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment    (803)             (298)
                                             -------           -------

  Net cash flow used for investing activities   (803)             (298)
                                             -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds under revolving credit line     4,485             1,425
  Payments on long-term debt                     (40)              (99)
  Issuance of common stock                       204                 2
                                             -------           -------

    Net cash flow provided by
      financing activities                     4,649             1,328
                                             -------           -------

    Net decrease in cash and
       temporary investments                  (1,568)             (890)

    Cash and temporary investments at
      beginning of period                      1,655             1,009
                                             -------           -------

    Cash and temporary investments at
      end of period                              $87              $119
                                             =======           =======

ADDITIONAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                    $402               $40
    Income taxes                                 626               104







                                     3

         See Notes to Condensed Consolidated Financial Statements


                   ELCOTEL, INC. AND SUBSIDIARIES
                   ------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share data)

                            (Unaudited)


NOTE A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of September 30, 1998 and the consolidated statements of operations for the three and six month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the six month periods ended September 30, 1998 and 1997 have been prepared by Elcotel, Inc. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 1998, and for all periods presented, have been made.

The condensed consolidated balance sheet at March 31, 1998 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the six month period ended September 30, 1998 are not necessarily indicative of the results for the full fiscal year.

NOTE B.  ACQUISITIONS:

On December 18, 1997, the Company acquired Technology Service Group, Inc. ("TSG"), a Delaware corporation, via a merger for a total purchase price
of $35,605.   On September 30, 1997, the Company acquired from Lucent
Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business for a total purchase price of $5,821. The accompanying consolidated statements of operations for the three months and six months ended September 30, 1998 reflect the effects of the TSG merger and the Lucent acquisition.

Assuming these transactions had occurred on April 1, 1997, the Company's pro forma results of operations for the three months and six months ended September 30, 1997 would have been as follows:

                                      Three Months Ended    Six Month Ended
                                         September 30,        September 30,
                                              1997                1997
                                              ----                ----
                                          (Unaudited)         (Unaudited)

     Net Sales                              $14,714             $27,684
                                            =======             =======

     Net Income                             $   350             $   330
                                            =======             =======

     Basic earnings per share                 $0.04               $0.04
                                              =====               =====

     Diluted earnings per share               $0.04               $0.04
                                              =====               =====

The pro forma results of operations for the three months ended September 30, 1997 reflect pro forma adjustments that are directly attributable to the transactions and the use of the purchase method of accounting, include the operating results of TSG from June 28, 1997 to September 26, 1997, but do not reflect the impact of cost reductions or revenues, gross profit and operating expenses from the Lucent assets. The pro forma adjustments related to the TSG merger consist of an increase in amortization of goodwill and other intangible assets of $391 due to the increase in the basis of intangible assets and their estimated useful lives, a decrease in depreciation of $102 due to an increase in the basis of property and equipment and their estimated useful lives, a decrease in deferred tax expense of $254 resulting from the allocation to deferred tax assets and liabilities and a decrease in income tax expense of $78 to reflect the pro forma effect on income tax expense resulting from the acquisition. The pro forma adjustments related to the acquisition of Lucent's assets for the three months ended September 30, 1997 include an increase in amortization of intangible assets of $65, an increase in depreciation of $25, an increase in interest expense of $123 and a decrease in income tax expense of $75.

The pro forma results of operations for the six months ended September 30, 1997 reflect pro forma adjustments that are directly attributable to the transactions and the use of the purchase method of accounting, include the operating results of TSG from March 29, 1997 to September 26, 1997, but do not reflect the impact of cost reductions or revenues, gross profit and operating expenses from the Lucent assets. The pro forma adjustments related to the TSG merger consist of an increase in amortization of goodwill and other intangible assets of $741 due to the increase in the basis of intangible assets and their estimated useful lives, a decrease in depreciation of $202 due to an increase in the basis of property and equipment and their estimated useful lives, a decrease in deferred tax expense of $133 resulting from the allocation to deferred tax assets and liabilities and a decrease in income tax expense of $155 to reflect the pro forma effect on income tax expense resulting from the acquisition. The pro forma adjustments related to the acquisition of Lucent's assets for the six months ended September 30, 1997 include an increase in amortization of intangible assets of $65, an increase in depreciation of $25, an increase in interest expense of $123 and a decrease in income tax expense of $75.

NOTE C.  INVENTORIES:

Inventories at September 30, 1998 and March 31, 1998 are summarized as follows:

                                     September 30,         March 31,
                                         1998                1998
                                         ----                ----

         Finished products             $ 1,015             $1,383
         Work-in-process                 1,507              1,545
         Purchased components           14,951              6,160
                                       -------             ------

                                       $17,473             $9,088
                                       =======             ======


NOTE D.  STOCKHOLDERS' EQUITY:

Changes in stockholders' equity during the six-month period ended
September 30, 1998 are summarized as follows:

                                        Additional
                               Common    Paid-In   Retained  Treasury
                                Stock    Capital   Earnings   Stock    Total
                                -----    -------   --------  --------  -------

Balance at March 31, 1998        $134    $46,384    $3,319    ($177)   $49,660
Issuance of 106,281 shares upon
  exercise of common stock
  options at prices between
  $.9524 and $5.25 per share        1        203                           204
Net income for the period                            1,102               1,102
                                 ----    -------    ------    -----    -------

Balance at September 30, 1998    $135    $46,587    $4,421    ($177)   $50,966
                                 ====    =======    ======    =====    =======


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business during a period from transactions and events and circumstances from non-owner sources, and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has no items of comprehensive income for the periods ended September 30, 1998 and September 30, 1997; therefore, statements of comprehensive income for such periods are not presented in the accompanying condensed consolidated financial statements.

NOTE E.  EARNINGS PER SHARE:

Earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which the Company adopted during the third quarter of fiscal 1998. SFAS 128 requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and potential dilutive common shares outstanding during the period. Earnings per share for the three and six month periods ended September 30, 1997 has been restated to conform with SFAS 128. The adoption of SFAS 128 did not have a significant effect on the Company's financial statements.

The following table represents the computation of basic and diluted earnings per common share as required by SFAS 128.



                                 Three months ended        Six months ended
                                    September 30,            September 30,
                                    -------------            -------------
                                    1998      1997          1998       1997
                                    ----      ----          ----       ----

Basic earnings per share computation:

 Net income applicable to common
        shares                      $865      $418        $1,102        $793
                                  ------    ------        ------      ------
 Weighted average common shares
   outstanding (in thousands)     13,456     8,185        13,430       8,184
                                  ------    ------        ------      ------

 Basic income per common share     $0.06     $0.05         $0.08       $0.10
                                  ======    ======        ======      ======



Diluted earnings per share computation:

 Net income applicable to common
   shares                           $865      $418        $1,102        $793
                                  ------    ------        ------      ------

 Weighted average common shares
   outstanding (in thousands)     13,456     8,185        13,430       8,184

 Common stock equivalents
   (in thousands)                    366       192           363         155
                                  ------    ------        ------      ------

 Total weighted average shares
   (in thousands)                 13,822     8,377        13,793       8,339
                                  ------    ------        ------      ------

 Diluted income per common share   $0.06     $0.05         $0.08       $0.10
                                  ======    ======        ======      ======

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFEHARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

This report contains certain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, the integration of operations acquired in fiscal 1998, competition, the risk of obsolescence of the Company's products, changes in the international business climate, general economic conditions, seasonality, changes in industry practices, the outcome of litigation, and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
---------------------
(Dollars in thousands)

On December 18, 1997, the Company acquired Technology Service Group, Inc. ("TSG"), a Delaware corporation, via a merger for a total purchase price
of $35,605.   On September 30, 1997, the Company acquired from Lucent
Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business for a total purchase price of $5,821. The accompanying consolidated statements of operations for the three and six months ended September 30, 1998 reflect the effects of the TSG merger and the Lucent acquisition ("fiscal 1998 acquisitions").

Quarter ended September 30, 1998 compared to the quarter ended
September 30, 1997:
---------------------------------------------------------------

Net sales for the quarter ended September 30, 1998 ("second quarter 1999") increased from $7,630 for the quarter ended September 30, 1997 ("second quarter 1998") to $18,808, an increase of $11,178, or approximately 147%, principally as a result of; (i) an increase in sales of products to customers in the Independent Private Payphone ("IPP") market of $1,507, or approximately 31%, from $4,788 for the second quarter 1998 to $6,295 for the second quarter 1999; (ii) an increase in sales of products to customers in the Regulated Telephone ("Telco") market of $9,984, from $320 for the second quarter 1998 to $10,304 for the second quarter 1999 due to the fiscal 1998 acquisitions; and (iii) a decrease in sales of products to customers in the International market of $294, or approximately 14%, from $2,161 for the second quarter 1998 to $1,867 for the second quarter 1999 due to a reduction in sales to customers in Latin American markets, partially offset by an increase in sales to customers in the Canadian market. Sales to international customers accounted for approximately 10% of net sales for the second quarter 1999 as compared to approximately 28% for the second quarter 1998.

Cost of sales as a percentage of net sales increased to 65% for the second quarter 1999 from 55% for the second quarter 1998 principally as a result of the increase in sales of products to the Telco market at margins lower than those historically achieved in the IPP market. As a result of the increase in sales to the Telco market, the Company believes that its cost of sales as a percentage of net sales will be higher compared to that percentage for the Company prior to the fiscal 1998 acquisitions. Nevertheless, the Company believes it can improve its margins from that in the second quarter 1999 in subsequent quarters of fiscal 1999 as a result of cost reduction initiatives and shipment of lower cost products.

Research and development costs increased by $673, or approximately 81%, from $834 in the second quarter 1998 to $1,507 in the second quarter 1999 due to the expansion of resources to support development and engineering activities related to technology and products acquired in connection with the fiscal 1998 acquisitions. Selling, general and administrative expenses increased by $993, or approximately 49%, from $2,031 in the second quarter 1998 to $3,024 in the second quarter 1999 principally as a result of an expansion of marketing resources to support domestic and international initiatives, an increase in the Company's allowance for doubtful accounts, and an increase in expenses resulting from the acquisition of TSG. Amortization expense increased by $492 from $5 for the second quarter 1998 to $497 for the second quarter 1999 due to amortization of goodwill and identifiable intangible assets recorded in connection with the fiscal 1998 acquisitions. Net interest expense increased by $205, to $145 of net interest expense for the second quarter 1999 as compared with net interest income of $60 for the second quarter 1998, due to an increase in outstanding debt from the fiscal 1998 acquisitions and to support working capital requirements.

The effective tax rate increased from 35% for the second quarter 1998 to 36% for the second quarter 1999 due primarily to non deductible amortization of goodwill in connection with the TSG acquisition offset by expected research and development tax credits. The income tax expense for the second quarter 1999 is comprised of $322 of current tax expense and a deferred tax expense of $172, as compared to a current tax expense of $227 for the second quarter 1998.

Six months ended September 30, 1998 compared to the six months ended September 30, 1997:
---------------------------------------------------------------------

Net sales for the six months ended September 30, 1998 ("six-months 1999") increased from $14,383 for the six months ended September 30, 1997 ("six-months 1998") to $34,444, an increase of $20,061, or approximately 139%, principally as a result of; (i) an increase in sales of products to customers in the Independent Private Payphone ("IPP") market of $2,065, or approximately 21%, from $10,021 for the six-months 1998 to $12,086 for the six-months 1999; (ii) an increase in sales of products to customers in the Regulated Telephone ("Telco") market of $17,534 from $1,075 for the six-months 1998 to $18,609 for the six-months 1999 due to the fiscal 1998 acquisitions; (iii) an increase in sales of products to customers in the International market of $572, or approximately 22%, from $2,587 for the six-months 1998 to $3,159 for the six-months 1999 due to an increase in sales to customers in the Canadian market; and (iv) a decrease in miscellaneous other sources of revenue of $111, or approximately 16%, from $699 for the six-months 1998 to $588 for the six-months 1999. Sales to international customers accounted for approximately 9% of net sales for the six-months 1999 as compared to approximately 18% for the six-months 1998.

Cost of sales as a percentage of net sales increased to 66% for the six-months 1999 from 56% for the six-months 1998 principally as a result of the increase in sales of products to the Telco market at margins lower than those historically achieved in the IPP market.

Research and development costs increased by $1,459, or approximately 95%, from $1,542 in the six-months 1998 to $3,001 in the six-months 1999 due to the expansion of resources to support development and engineering activities related to technology and products acquired in connection with the fiscal 1998 acquisitions. Selling, general and administrative expenses increased by $2,172, or approximately 58%, from $3,719 in the six-months 1998 to $5,891 in the six-months 1999 principally as a result of an expansion of marketing resources to support domestic and international initiatives, an increase in the Company's allowance for doubtful accounts, and an increase in expenses resulting from the acquisition of TSG. Amortization expense increased by $976 from $12 for the six-months 1998 to $988 for the six-months 1999 due to amortization of goodwill and identifiable intangible assets recorded in connection with the fiscal 1998 acquisitions. Net interest expense increased by $348, to $225 of net interest expense for the six-months 1999 as compared with net interest income of $123 for the six-months 1998, due to an increase in outstanding debt from the fiscal 1998 acquisitions and to support working capital requirements.

The effective tax rate increased from 35% for the six-months 1998 to 37% for the six-months 1999 due primarily to non deductible amortization of goodwill in connection with the TSG acquisition offset by expected research and development tax credits. The income tax expense for the six-months 1999 is comprised of $507 of current tax expense and a deferred tax expense of $145, as compared to a current tax expense of $427 for the six-months 1998.

Liquidity and Capital Resources
-------------------------------
(Dollars in thousands)

The Company's current assets increased by $10,449, or approximately 37%, from $28,124 at March 31, 1998 to $38,573 at September 30, 1998,
predominantly from an increase in accounts and notes receivable of $3,905 (related to a reduction in advances from customers and increased sales in the latter portion of the quarter) and an increase of $8,385 in inventory (related to an increase in purchased components to support expected sales in the third and fourth quarter of fiscal 1999). Current liabilities increased by $4,161, or approximately 53%, from $7,887 at March 31, 1998 to $12,048 at September 30, 1998 predominantly from an increase in accounts payable and accrued expenses relating to the increase in inventory levels.

On November 25, 1997, the Company entered into a restated loan agreement (the "Loan Agreement") with its bank. Under the terms of the Loan Agreement, the Company is able to borrow a maximum of $15,000 based on the value of eligible collateral under a revolving line of credit that matures on November 25, 2002. Indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the assets of the Company.

Interest on amounts borrowed under the line of credit is payable monthly at the bank's floating 30 day Libor rate plus 1.5% (6.875% at September 30, 1998). Financing available under the Loan Agreement was used to refinance and retire the Company's then outstanding debt under a $2,000 working capital line of credit, a $3,050 installment note due on October 2, 2004 and term notes of $3,800 that were due on March 31, 1998. In addition, on December 18, 1997, the Company retired TSG's outstanding bank indebtedness of $3,970 from proceeds drawn under the Loan Agreement. Indebtedness outstanding under the Loan Agreement approximated $12,130 and $7,645, respectively, at September 30, 1998 and March 31, 1998. At September 30, 1998, the Company is able to borrow up to $15,000 based on the value of eligible collateral.

The Company believes that its anticipated cash flow from operations and borrowings against its bank line of credit will be sufficient to fund its working capital needs, its capital expenditures and its short and long term note obligations through September 30, 1999.

Year 2000 Discussion
--------------------

The Company is currently assessing the impact of Year 2000 issues on the Company. The Year 2000 issue is the result of computer programs designed to use two digit date codes rather than four to define the applicable year. The risk is that programs with time-sensitive software may recognize a year using "00" as the year 1900 rather than the year 2000 resulting in system miscalculations or system failures.

The Company has identified several general areas in which Year 2000 concerns may be material if not resolved before January 1, 2000. These areas include 1) products and services of the Company, 2) management information systems and other systems within the Company, and 3) third parties that provide materials and services (including utilities) to the Company.

The Company has established a "Validation Test Plan" to assess Year 2000 compliance of all products and services currently supported by the Company. This test plan is designed to identify such products and services, features of such products and services to be assessed, and the approach and resources to be used. The test plan is also designed to assess the Year 2000 compliance of those items in order of relative importance to the Company. To date, approximately 50% of such products and services have passed Year 2000 compliance testing, less than 10% have been determined not to be compliant and the balance have not yet been tested. The Company believes that its assessment of the Year 2000 compliance of all products and services currently supported will be completed by the end of the third quarter of calendar 1999.

For those products and services determined not to be Year 2000 compliant, the Company attempts to remedy such noncompliance. Depending upon the level of such products and services determined not to be compliant, the Company believes that such products and services can be brought into compliance by December 31, 1999. The process of remediating all of the tested products and services to make them Year 2000 compliant will involve additional development costs (which cannot be quantified at this point but which may be material) and will delay current development projects that otherwise would be undertaken.

The risks associated with the failure of the Company's products and services to be Year 2000 compliant include: 1) loss of data from or an adverse impact on the reliability of data generated by the Company's products and services; 2) loss of functionality; 3) failure to communicate with other non-Company user applications of its customers that may not be Year 2000 compliant; and 4) potential litigation by customers with respect to products and services no longer supported.

The Company purchased new software in June 1997 and based on representations received from the vendor, the Company believes that its management information system is Year 2000 compliant. Based on the Company's internal testing, the Company believes that substantially all of the Company's related operating systems are also Year 2000 compliant with the exception of certain items which the Company does not believe are material. The Company is in the preliminary stages of assessing the Year 2000 compliance of its other internal systems such as shipping, payroll and EDI systems. The Company believes it will complete such assessment by the end of the first calendar quarter of 1999. The risks associated with failure of such systems to be Year 2000 compliant are primarily the increase in administrative related functions and increased costs associated with such functions. If deficiencies within these systems are deemed to be critical, the Company would consider upgrading existing systems or acquiring new systems. The costs related to such upgrade or acquisition could be material. The Company believes that all critical internal systems will be assessed and remediated by the third calendar quarter of 1999 at a cost that has not yet been determined but which could be material.

The Company has relationships with various third parties in the ordinary course of business. The Company expects to assess the readiness of third parties, especially critical suppliers and others who have material relationships with the Company, by the second calendar quarter of 1999. The Company will assess such readiness by sending questionnaires with respect to the Year 2000 plans of those third parties. The Company will identify the risks associated with third parties based on responses to those questionnaires and will then formulate appropriate contingency plans. The effect, if any, on the Company's results of operations from failure of these third parties to be Year 2000 compliant is not reasonably estimable but which could be material.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems that would be reasonably likely to result from the failure of the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company's Year 2000 efforts to date have been undertaken largely with its existing engineering and information technology personnel. The Company does not separately track the costs incurred for such efforts and such costs are principally the related compensation costs for those personnel.

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

On September 28, 1998, the Company's Motion for Summary Judgment was granted by the Court and the Court dismissed the Company from the class action. The plaintiffs in the class action have until December 14, 1998 to file an appeal of the grant of the Company's Motion for Summary Judgment.


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


                                                      Elcotel, Inc.
                                                      ----------------
                                                      (Registrant)


Date: November 16, 1998                               By:  /s/ Ronald M. Tobin
                                                      -------------------------
                                                      Ronald M. Tobin
                                                      Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                          INDEX TO EXHIBITS

Exhibit                                                  Method of
Number    Description                                      Filing
-------   -----------                                   ----------------

27        Financial Data Schedule (Edgar Filing only)   Included in this
                                                              report.