Form 10-Q
period 1998-12-31
ELCOTEL INC
filed 1999-02-16
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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


                               (941) 758-0389
            (Registrant's telephone number, including area code)

                                  No Change
            (Former name, former address and former fiscal year,
                       if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                  ---       ---

The number of shares of the issuer's Common Stock outstanding as of February 8, 1999 was 13,539,880.

                                ELCOTEL, INC.
                                  FORM 10-Q
              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                    INDEX
                                                                         Page
                                                                         Number

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements
     Consolidated Balance Sheets at December 31, 1998
       (unaudited) and March 31, 1998                                      3

     Unaudited Consolidated Statements of Operations for the
       Three Months and Nine Months Ended December 31, 1998
       and 1997                                                            4

     Unaudited Consolidated Statements of Cash Flows for the
        Nine Months Ended December 31, 1998 and 1997                       5

     Notes to Consolidated Financial Statements                            6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                               18

  Item 4.  Submission of Matters to a Vote of Security Holders             18

  Item 6.  Exhibits and Reports on Form 8-K                                19



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 ELCOTEL, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts )

                                                  December 31,     March 31,
                                                      1998            1998
                                                  ------------    ------------
                                                  (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                      $       64      $    1,655
    Accounts and notes receivable, less allowance
    for doubtful accounts of $1,842 and $1,923         12,841          11,407
    Inventories                                        15,635           9,088
    Refundable income taxes                               735             809
    Deferred tax asset                                  3,732           4,141
    Prepaid expenses and other current assets           1,322           1,024
                                                   ----------      ----------
          Total current assets                         34,329          28,124

Property, plant and equipment, net                      5,079           4,779
Notes receivable, less allowance for doubtful
  accounts of $387 and $487                               515             346
Goodwill, net of accumulated amortization
  of $687 and $190                                     23,409          23,906
Identified intangible assets, less
  accumulated amortization of $1,485 and $498           9,210          10,203
Other assets                                              387              80
                                                   ----------      ----------
                                                   $   72,979      $   67,438
                                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $    7,548      $    3,210
    Accrued liabilities                                 3,783           4,609
    Current portion of mortgage note payable               73              68
                                                   ----------      ----------
          Total current liabilities                    11,404           7,887

Borrowings under revolving credit agreement             7,792           7,645
Long-term portion of mortgage note payable              1,770           1,831
Deferred tax liability                                    151             415
                                                   ----------      ----------
                                                       21,117          17,778
                                                   ----------      ----------
Commitments and contingencies                            --              --

Stockholders' equity:
    Common stock, $.01 par value,
      30,000,000 shares authorized,
        13,539,130 and 13,416,850 shares issued
          and outstanding                                 135             134
    Additional paid-in capital                         46,654          46,384
    Retained earnings                                   5,200           3,319
    Less - cost of 52,000 shares of common stock
      in treasury                                        (177)           (177)
                                                   ----------      ----------
          Total stockholders' equity                   51,812          49,660
                                                   ----------      ----------
                                                   $   72,929      $   67,438
                                                   ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.



                                  ELCOTEL, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)


                                     Three Months Ended    Nine Months Ended
                                        December 31,          December 31,
                                   --------------------  --------------------
                                      1998       1997       1998       1997
                                   --------   --------   --------   --------


Net sales                          $ 16,829   $ 13,592   $ 51,303   $ 27,975
                                   --------   --------   --------   --------
Costs and expenses:
    Cost of goods sold               11,320      8,565     33,905     16,578
    Selling, general and
        administrative expenses       2,255      2,481      8,020      6,200
    Engineering, research and
        development expenses          1,312      1,253      4,424      2,795
    Amortization                        528        133      1,531        145
    Interest expense (income)           207         61        432        (62)
                                   --------   --------   --------   --------
                                     15,622     12,493     48,312     25,656
                                   --------   --------   --------   --------
Income before income tax
    expense                           1,237      1,099      2,991      2,319
Income tax expense                     (458)      (390)    (1,110)      (817)
                                   --------   --------   --------   --------
Net income                         $    779   $    709   $  1,881   $  1,502
                                   ========   ========   ========   ========
Earnings per common and common
    equivalent share:
      Basic                        $   0.06   $   0.08   $   0.14   $   0.18
                                   ========   ========   ========   ========
      Diluted                      $   0.06   $   0.08   $   0.14   $   0.17
                                   ========   ========   ========   ========

Weighted average number of common
    and common equivalent shares
    outstanding:
      Basic                          13,474      8,932     13,445      8,433
                                   ========   ========   ========   ========
      Diluted                        13,797      9,401     13,794      8,693
                                   ========   ========   ========   ========




The accompanying notes are an integral part of these consolidated financial statements.



                                    ELCOTEL, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)


                                                      Nine Months Ended
                                                        December 31,
                                                    ----------------------
                                                       1998         1997
                                                    ---------    ---------

Cash flows from operating activities
    Net income                                      $  1,881     $  1,502
    Adjustments to reconcile net income to net
      cash provided by (used for) operating activities:
        Depreciation and amortization                  2,359          567
        Provision for doubtful accounts receivable        48          108
        Deferred tax expense (benefit)                   145           42
        Changes in operating assets and liabilities, net
         of acquisition of Technolgy Service Group, Inc.:
          (Increase) in accounts and
            notes receivable                          (1,651)      (7,031)
          (Increase) in inventories                   (6,547)      (2,947)
          Decrease in refundable income taxes             74          474
          (Increase) in prepaid expenses and other
            current assets                              (298)        (274)
          (Increase) in other indentifiable
            intangibles                                  (41)      (1,820)
          (Increase) decrease in other assets           (307)           3
          Increase (decrease) in accounts payable      4,338         (454)
          Increase (decrease) in accrued liabilities    (826)       1,330
                                                    ---------    ---------
          Net cash used for operating activities        (825)      (8,500)
                                                    ---------    ---------
Cash flows from investing activities
    Capital expenditures                              (1,128)      (1,104)
    Net cash used for acquisition of
      Technology Service Group, Inc.                                 (428)
                                                    ---------    ---------
          Net cash used for investing activities      (1,128)      (1,532)
                                                    ---------    ---------
Cash flows from financing activities
    Net proceeds (payments) under revolving credit
      agreement and refinanced debt agreements           147        7,790
    Mortgage note net proceeds (payments)                (56)       1,484
    Proceeds from exercise of common stock
      options                                            271           60
                                                    ---------    ---------
          Net cash provided by financing
            activities                                   362        9,334
                                                    ---------    ---------
Decrease in cash and cash equivalents                 (1,591)        (698)
Cash and cash equivalents, beginning of period         1,655        1,009
                                                    ---------    ---------
Cash and cash equivalents, end of period            $     64     $    311
                                                    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.


                                 ELCOTEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)

1.  GENERAL

The accompanying consolidated balance sheet at March 31, 1998 has been derived from the audited consolidated financial statements of Elcotel, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The accompanying unaudited consolidated balance sheet at December 31, 1998, unaudited consolidated statements of operations for the three months and nine months ended December 31, 1998 and 1997 and the unaudited consolidated statements of cash flows for the nine months ended December 31, 1998 and 1997 have been derived from the Company's books and records without audit and prepared in accordance with instructions to Form 10-Q. Accordingly, the financial information does not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the financial position of the Company at December 31, 1998 and its operations and its cash flows for the three months and nine months ended December 31, 1998 and 1997 have been made. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. Certain reclassifications have been made to prior year balances in order to conform with current year presentation.

The results of operations for the three months and nine months ended December 31, 1998 are not necessarily indicative of the results for the full fiscal year ending March 31, 1999.

2.  ACQUISITIONS

On December 18, 1997, the Company acquired Technology Service Group, Inc. ("TSG") pursuant to a merger for a total purchase price of $35,605. On September 30, 1997, the Company acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business (the "Lucent Assets") for a total purchase price of $5,821. These acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results are reflected in the Company's consolidated statement of operations from the respective acquisition dates.

Summarized below are the Company's consolidated results of operations on an unaudited pro forma basis for the three months and nine months ended December 31, 1997 assuming these transactions had occurred on April 1, 1997.


                                             Three Months     Nine Months
                                                Ended            Ended
                                             December 31,     December 31,
                                                 1997             1997
                                             ------------     ------------

Net sales                                    $    20,595      $    47,699
                                             ============     ============
Net loss                                     $      (301)     $       (14)
                                             ============     ============
Basic loss per share                         $      (.02)     $         -
                                             ============     ============
Diluted loss per share                       $      (.02)     $         -
                                             ============     ============

The above amounts are based on certain assumptions and estimates which the Company believes are reasonable, and do not reflect any benefit from economies that might be achieved from combined operations. The pro forma results do not necessarily represent the consolidated results of operations that would have occurred if the transactions had, in fact, taken place on April 1, 1997, nor are they indicative of the consolidated results of operations for any future period.

The pro forma results of operations for the three months ended December 31, 1997 include the unaudited operating results of TSG from September 27, 1997 to the acquisition date after giving effect to certain pro forma adjustments, including amortization of goodwill and identified intangible assets acquired, depreciation and related income tax effects.

The pro forma results of operations for the nine months ended December 31, 1997 include the operating results of TSG from March 29, 1997 to the acquisition date after giving effect to certain pro forma adjustments, including amortization of goodwill and identified intangible assets acquired, depreciation and related income tax effects, and give effect to certain pro forma adjustments related to the acquisition of the Lucent Assets, including amortization of identified intangible assets acquired, depreciation, interest expense on the acquisition debt and related income tax effects.

3.  INVENTORIES

Inventories at December 31, 1998 and March 31, 1998 are comprised of the following:

                                             December 31,       March 31,
                                                 1998             1998
                                             ------------     ------------

Finished products                            $      989       $    1,383
Work-in-process                                   2,189            1,545
Purchased components                             12,457            6,160
                                             ------------     ------------
                                             $   15,635       $    9,088
                                             ============     ============


4.  STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the nine months ended December 31, 1998 are summarized as follows:

                                        Additional
                               Common    Paid-In   Retained  Treasury
                                Stock    Capital   Earnings   Stock    Total
                                -----    -------   --------  --------  -------

Balance at March 31, 1998        $134    $46,384    $3,319    ($177)   $49,660
Issuance of 122,280 shares upon
  exercise of common stock
  options at prices between
  $.95 and $5.25 per share          1        270                           271
Net income for the period                            1,881               1,881
                                 ----    -------    ------    -----    -------

Balance at September 30, 1998    $135    $46,654    $5,200    ($177)   $51,812
                                 ====    =======    ======    =====    =======

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business during a period from transactions and events and circumstances from non-owner sources, and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.
 SFAS 130 is effective for fiscal years beginning after December 15, 1997.
The Company has no items of comprehensive income for the periods ended December 31, 1998 and 1997; therefore, statements of comprehensive income for such periods are not presented in the accompanying consolidated financial statements.

5.  EARNINGS PER SHARE

Earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") adopted by the Company during the three months ended December 31, 1997. SFAS 128 requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and potential dilutive common shares outstanding during the period.

The following table represents the computation of basic and diluted earnings per common share as required by SFAS 128.




                                  Three months ended       Nine months ended
                                      December 31,            December 31,
                                     --------------          ---------------
                                     1998      1997          1998       1997
                                     ----      ----          ----       ----

Basic earnings per share computation:

 Net income applicable to common
        shares                     $  779    $  709        $1,881      $1,502
                                   ------    ------        ------      ------
 Weighted average number of
   common shares outstanding       13,474     8,932        13,445       8,433
                                   ------    ------        ------      ------

 Basic earnings per common share   $ 0.06    $ 0.08        $ 0.14      $ 0.18
                                   ======    ======        ======      ======



Diluted earnings per share computation:

 Net income applicable to common
   shares                          $  779    $  709        $1,881      $1,502
                                   ------    ------        ------      ------

 Weighted average number of
   common shares outstanding       13,474     8,932        13,445       8,433

 Weighted average of common
   stock equivalents outstanding      999       999           918         664

 Common shares acquired with proceeds
   from assumed exercise of common
   stock equivalents                 (676)     (530)         (569)       (404)
                                   ------    ------        ------      ------

 Weighted average of common and
   common equivalent shares
   outstanding                     13,797     9,401        13,794       8,693
                                   ------    ------        ------      ------

 Diluted earnings per common share $ 0.06     $0.08         $0.14       $0.17
                                   ======    ======        ======      ======

6.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended December 31, 1998 and 1997 consists of the following:

                                                    Nine Months Ended
                                              ------------------------------
                                              December 31,      December 31,
                                                  1998              1997
                                              ------------      ------------

Interest paid                                 $       666       $       200
Income taxes paid                                     867               490
Acquisition of Technology Service Group, Inc.:
  Accounts and notes receivable                       -               3,703
  Inventories                                         -               6,490
  Refundable income taxes                             -                 469
  Deferred tax asset, current                         -               3,446
  Prepaid expenses and other current
     assets                                           -                  12
  Property, plant and equipment                       -                 782
  Goodwill                                            -              23,225
  Identified intangible assets                        -               7,530
  Other assets                                        -                  29
  Accounts payable                                    -              (3,448)
  Acquisition costs payable                           -                (325)
  Accrued expenses                                    -              (1,544)
  Borrowing under lines of credit                     -              (3,970)
  Deferred tax liability, non current                 -              (1,358)
  Common stock                                        -                 (50)
  Additional paid-in capital                          -             (34,991)


7.  COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of a license agreement dated October 29, 1992 relating to certain software covered by a patent application, TSG agreed to pay license fees aggregating $200,000 in four annual installments of $50,000 each, commencing on the date of issuance of a patent with respect to the software licensed pursuant to the agreement. The license agreement also requires the payment of royalties with respect to sales of products incorporating the licensed software, which increase commencing on the date of issuance of the patent. TSG has not sold any products incorporating the licensed software and has not paid any royalties under the license agreement. In addition, upon issuance of the patent, the license agreement requires the payment of minimum royalties ranging between $125,000 and $500,000 annually in order to maintain exclusivity of the license. During the three months ended December 31, 1998, the licensor notified TSG that a patent with respect to the licensed software had been issued. The Company has notified the licensor that the Company believes the patent is invalid and thus is not obligated to pay license fees or royalties under the terms of the license agreement. Accordingly, the Company has not recorded any liability with respect to the license agreement in the accompanying unaudited consolidated financial statements. Should the licensor seek to require TSG to pay any amounts under the license agreement, the Company intends to defend its position vigorously. The Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per share data, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are stated in thousands.

Forward Looking Statements

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

Results of Operations

On December 18, 1997, the Company acquired Technology Service Group, Inc. ("TSG") pursuant to a merger for a total purchase price of $35,605, and on September 30, 1997, the Company acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business (the "Lucent Assets") for a total purchase price of $5,821 (the "fiscal 1998 acquisitions"). The accompanying unaudited consolidated statements of operations for the three months and nine months ended December 31, 1998 reflect the operating results of TSG and the operating results from the Lucent Assets. The accompanying unaudited consolidated statements of operations for the three months and nine months ended December 31, 1997 reflect the operating results of TSG and the operating results from the Lucent Assets from the respective dates of acquisition.

For the three months ended December 31, 1998, net income increased by 10%, to $779 ($.06 per diluted share) from $709 ($.08 per diluted share) for the corresponding period of fiscal 1998. For the nine months ended December 31, 1998, net income increased by 25%, to $1881 ($.14 per diluted share) from $1,502 ($.17 per diluted share) for the corresponding period of fiscal 1998. These results for the three months and nine months ended December 31, 1998 reflect increases in sales of 24% and 83%, respectively, versus increases in cost of goods sold of 32% and 105%, respectively, and lower operating expenses in relation to sales, as compared to the corresponding periods of fiscal 1998. In addition, these results were influenced by the effects of the fiscal 1998 acquisitions.

Earnings before interest, taxes, depreciation and amortization increased by 51% to $2,279 for the three months ended December 31, 1998 from $1,508 for the three months ended December 31, 1997, and by 105% to $5,782 for the nine months ended December 31, 1998 from $2,824 for the nine months ended
December 31, 1997.

            Three Months Ended December 31, 1998 Compared to the
                    Three Months Ended December 31, 1997

The following table shows certain line items in the Company's unaudited consolidated statements of operations for the three months ended December 31, 1998 and 1997 that are discussed below together with amounts expressed as a percentage of sales and with the change in the line item from period to period expressed as a percentage increase or (decrease).

                             Three                 Three
                            Months                Months
                             Ended    Percent      Ended    Percent   Percentage
                         December 31,    of    December 31,    of      Increase
                             1998      Sales       1997       Sales   (Decrease)
                         ------------ -------  ------------ -------   ----------
Net sales                $   16,859     100%   $   13,592      100%      24%

Cost of goods sold           11,320      67         8,565       63       32
Selling, general and
administrative expenses       2,255      13         2,481       18       (9)
Engineering, research
and development
expenses                      1,312       8         1,253        9        5
Amortization                    528       3           133        1      297
Interest expense                207       1            61        1      239
Income tax expense              458       3           390        3       17

Net sales for the three months ended December 31, 1998 increased by $3,267, or 24%, over the comparable period of fiscal 1998. Sales to independent private payphone operators ("IPPs") increased by $2,116, or approximately 48%, from $4,386 for the three months ended December 31, 1997 ("third quarter of fiscal 1998") to $6,502 for the three months ended December 31, 1998 ("third quarter of fiscal 1999") primarily due to an increase in volume. The Company believes the increase in sales volume in the IPP market is related to the increased dial around compensation to payphone operators resulting from the Telecommunications Act of 1996. Sales to telephone companies increased by $1,855, or approximately 31%, from $6,026 for the third quarter of fiscal 1998 to $7,881 for the third quarter of fiscal 1999 as a result of the acquisition of TSG on December 18, 1997. International sales decreased by $331, or approximately 13%, from $2,633, for the third quarter of fiscal 1998 to $2,302 for the third quarter of fiscal 1999 primarily due to a reduction in volume. Revenues from other miscellaneous sources decreased by $373, or approximately 68%, from $547 for the third quarter of fiscal 1998 to $174 for the third quarter of fiscal 1999. Sales to IPPs, telephone companies and international customers accounted for approximately 38%, 47% and 14%, respectively, of net sales for the third quarter of 1999 as compared to approximately 32%, 44% and 20%, respectively, for the third quarter of fiscal 1998. Revenues from other revenue sources accounted for approximately 1% of net sales for the third quarter of 1999 as compared to approximately 4% for the third quarter of fiscal 1998.

Cost of sales as a percentage of net sales increased to 67% for the third quarter of fiscal 1999 from 63% for the third quarter of fiscal 1998 as a result of several factors, including promotions and increased price discounts, the introduction of the Company's new product, the "Eclipse payphone," at initial margins lower than the Company's other payphone products, manufacturing variances and increased sales to telephone companies at margins lower than those traditionally experienced in the IPP market. The Company is in the process of implementing programs to reduce the cost of its Eclipse payphone and other products.

Selling, general and administrative expenses for the third quarter of fiscal 1999 decreased by $226, or approximately 9% and represented 13% of sales versus 18% of sales for the same period of fiscal 1998. The decrease is principally attributable to a decrease in the Company's allowance for doubtful accounts as a result of the collection of certain international accounts, a decrease in accrued incentive based compensation and a restructuring of certain selling and marketing activities, partially offset by an increase in sales commissions attributable to the increased sales and a full quarter of expenses in fiscal 1999 related to the TSG acquisition as compared to a partial quarter in fiscal 1998.

Engineering, research and development expenses for the third quarter of fiscal 1999 increased by $59, or approximately 5%, and represented 8% of sales as compared to 9% of sales for the third quarter of fiscal 1998. The increase is primarily due to the acquisition of TSG, partially offset by cost reductions from the integration of TSG's research and development activities with those of the Company. In addition, the Company capitalized $157 of software development costs during the third quarter of fiscal 1999.

Amortization expense for the third quarter of fiscal 1999 increased by $395 to 3% of sales versus 1% of sales for the same period of fiscal 1998. The increase is attributable to amortization of goodwill and identifiable intangible assets recorded in connection with the acquisition of TSG for an entire quarter as compared to a partial quarter in fiscal 1998.

The increase in net interest expense of $146 is attributable to an increase in average outstanding indebtedness as a result of the fiscal 1998 acquisitions, an increase in working capital of $2,688, and capital additions of $1,128.

The effective tax rate increased from 35% for the third quarter of fiscal 1998 to 37% for the third quarter of fiscal 1999 due primarily to non deductible amortization of goodwill in connection with the TSG acquisition offset by expected research and development tax credits.

             Nine Months Ended December 31, 1998 Compared to the
                     Nine Months Ended December 31, 1997

The following table shows certain line items in the Company's unaudited consolidated statements of operations for the nine months ended December 31, 1998 and 1997 that are discussed below together with amounts expressed as a percentage of sales and with the change in the line item from period to period expressed as a percentage increase or (decrease).

                             Nine                  Nine
                            Months                Months
                             Ended    Percent      Ended    Percent   Percentage
                         December 31,    of    December 31,    of      Increase
                             1998     Sales        1997       Sales   (Decrease)
                         ------------ -------  ------------ -------   ----------
Net sales                $   51,303     100%   $   27,975      100%      83%

Cost of goods sold           33,905      66        16,578       59      105
Selling, general and
administrative expenses       8,020      16         6,200       22       29
Engineering, research
and development
expenses                      4,424       9         2,795       10       58
Amortization                  1,531       3           145        1      955
Interest expense                432       1           (62)      --      797
Income tax expense            1,110       2           817        3       36

Net sales for the nine months ended December 31, 1998 increased by $23,328, or 83%, over the comparable period of fiscal 1998. Sales to independent private payphone operators ("IPPs") increased by $4,179, or approximately 29%, from $14,409 for the nine months ended December 31, 1997 ("first nine months of fiscal 1998") to $18,588 for the nine months ended December 31, 1998 ("first nine months of fiscal 1999") primarily due to an increase in volume. Sales to telephone companies increased by $19,390, or approximately 273%, from $7,101 for the first nine months of fiscal 1998 to $26,491 for the first nine months of fiscal 1999 primarily due to the fiscal 1998 acquisitions. International sales increased by $243, or approximately 5%, from $5,219 for the first nine months of fiscal 1998 to $5,462 for the first nine months of fiscal 1999
primarily due to an increase in volume.   Revenues from other miscellaneous
sources decreased by $484, or approximately 39%, from $1,246 for the first nine months of fiscal 1998 to $762 for the first nine months of fiscal 1999. Sales to IPPs, telephone companies and international customers accounted for approximately 36%, 52% and 11%, respectively, of net sales for the first nine months of fiscal 1999 as compared to approximately 52%, 25% and 19%, respectively, for the first nine months of fiscal 1998.

Cost of sales as a percentage of net sales increased to 66% for the first nine months of 1999 from 59% for the first nine months of 1998 primarily as a result of the increased sales to telephone companies at margins lower than traditionally experienced in the IPP market. The Company is in the process of implementing programs to reduce the cost of its products.

Selling, general and administrative expenses for the first nine months of fiscal 1999 increased by $1,820, or approximately 29%, and represented 16% of sales versus 22% for the same period of fiscal 1998. The increase is principally attributable to the fiscal 1998 acquisitions and an increase in sales commissions attributable to the increased sales.

Engineering, research and development expenses for the first nine months of fiscal 1999 increased by $1,629, or approximately 58%, and represented 9% of sales as compared to 10% of sales for the first nine months of fiscal 1998. The increase is primarily due to the expansion of resources to support development and engineering activities related to technology and products acquired from Lucent and the acquisition of TSG, offset by cost reductions from the integration of TSG's research and development activities with those of the Company.

Amortization expense for the first nine months of fiscal 1999 increased by $1,386 to 3% of sales versus 1% of sales for the same period last year. The increase is attributable to amortization of goodwill and identifiable intangible assets recorded in connection with the fiscal 1998 acquisitions for the entire period as compared to partial periods in fiscal 1998.

The increase in net interest expense of $494 is principally attributable to an increase in average outstanding indebtedness as a result of the fiscal 1998 acquisitions and related increase in working capital requirements.

The effective tax rate increased from 35% for the first nine months of fiscal 1998 to 37% for the first nine months of fiscal 1999 due primarily to non deductible amortization of goodwill in connection with the TSG acquisition offset by expected research and development tax credits.

Liquidity and Capital Resources

The Company finances its operations, working capital requirements and capital expenditures from internally generated cash flows and financing available under a revolving line of credit between the Company and its bank. The Company believes that its anticipated cash flow from operations and borrowings against its bank line of credit will be sufficient to fund its working capital requirements, its capital expenditures and its long term debt obligations through December 31, 1999.

Financing Activities. On November 25, 1997, the Company entered into a restated loan agreement (the "Loan Agreement") with its bank. Under the terms of the Loan Agreement, the Company is able to borrow a maximum of $15,000 based on the value of eligible collateral under a revolving line of credit that matures on November 25, 2002. Indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the assets of the Company and its subsidiaries. Interest on amounts borrowed under the line of credit is payable monthly at the bank's floating 30 day Libor rate plus 1.5% (6.875% at December 31, 1998). On November 25, 1997, financing available under the Loan Agreement was used to refinance and retire the Company's then outstanding debt under a $2,000 working capital line of credit, a $3,350 installment note due on October 2, 2004 and term notes of $3,800 that were due on March 31, 1998. In addition, on December 18, 1997, the Company retired TSG's outstanding bank indebtedness of $3,970 from proceeds drawn under the Loan Agreement. Net proceeds under the revolving credit agreement and the refinanced debt agreements during the nine months ended December 31, 1998 and 1997 amounted to $147 and $7,790, respectively. Indebtedness outstanding under the Loan Agreement was $7,792 and $7,645 at December 31, 1998 and March 31, 1998 respectively. At December 31, 1998, the Company was able to borrow up to $12,541 based on the value of eligible collateral.

On November 26, 1997, the Company borrowed $1,920 pursuant to the terms of a mortgage note and retired its then outstanding mortgage note with an outstanding principal balance of $315 and a maturity date of May 23, 1999.
The November 26, 1997 mortgage note bears interest at a rate of 8.5% per annum and is payable in fifty-nine equal monthly installments of $19 and a final installment of $1,533 due on November 26, 2002. Net proceeds received pursuant to the mortgage note during the nine months ended December 31, 1997 amounted to $1,484 as compared to net payments of $56 during the nine months ended December 31, 1998.

During the nine months ended December 31, 1998 and 1997, the Company generated net proceeds of $271 and $60, respectively, from exercise of common stock options.

Operating Activities. Cash used for operating activities amounted to $825 for the first nine months of fiscal 1999 compared to $8,500 used for operating activities for the first nine months of fiscal 1998. Cash flow from operations before changes in operating assets and liabilities increased from $2,219 in the first nine months of fiscal 1998 to $4,433 in the first nine months of fiscal 1999. This increase primarily resulted from the growth in income before depreciation and amortization and other non-cash charges. The Company's investment in working capital and other operating assets and liabilities has significantly reduced cash flows provided by operations, particularly as a result of the fiscal 1998 acquisitions, growth in accounts and notes receivable and inventories and changes in accounts payable and accrued liabilities. During the first nine months of fiscal 1998, cash used for operating activities included $3,399 of cash to acquire inventories and $1,541 of cash to acquire intangible assets in connection with the acquisition
of the Lucent Assets.   The increase in accounts and notes receivable during
the first nine months of fiscal 1999 and 1998 and inventories during the first nine months of fiscal 1999 is related to increases, or anticipated increases, in sales, principally as a result of the fiscal 1998 acquisitions.

Extension of credit to customers and inventory purchases represent the principal working capital requirements of the Company. The loan agreement between the Company and its bank limits outstanding revolving credit indebtedness collateralized by eligible inventory to $5,000 and limits aggregate indebtedness collateralized by accounts receivable and inventories to $15,000. The Company's current assets increased by $6,205, or approximately 22%, from $28,124 at March 31, 1998 to $34,329 at December 31, 1998, predominantly from an increase in accounts and notes receivable of $1,434 and an increase of $6,547 in inventory. Current liabilities increased by $3,517, or approximately 45%, from $7,887 at March 31, 1998 to $11,404 at December 31, 1998 predominantly from an increase in accounts payable. The Company experiences varying accounts receivable collection periods from its three primary customer markets. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from customers with substantial financial resources. The level of inventory maintained by the Company is dependent on a number of factors, including delivery requirements of its customers, availability and lead time of components and the ability of the Company to estimate and plan the volume of its business. The Company markets a wide range of services and products and the requirements of its customers may vary significantly from period to period. Accordingly, inventory levels may vary significantly.

Investing Activities. Net cash used for investing activities during the nine months ended December 31, 1998 and 1997 amounted to $1,128 and $1,532, respectively, including $428 of net cash used for the acquisition of TSG and $500 of cash used for capital expenditures in connection with the acquisition of the Lucent Assets with respect to the nine months ended December 31, 1997.
 The Company's capital expenditures consist primarily of manufacturing equipment, computer equipment and building improvements required to support operations. The Company has not entered into any significant commitments for the purchase of capital assets.

Year 2000 Discussion

The Company is currently assessing the impact of Year 2000 issues on the Company. The Year 2000 issue is the result of computer programs designed to use two digit date codes rather than four to define the applicable year. The risk is that programs with time-sensitive software may recognize a year using "00" as the year 1900 rather than the year 2000, resulting in system miscalculations or system failures.

The Company has identified several general areas in which Year 2000 concerns may be material if not resolved before January 1, 2000. These areas include
1) products and services of the Company, 2) management information systems and other systems within the Company, and 3) third parties that provide materials and services (including utilities) to the Company.

The Company has established a "Validation Test Plan" to assess Year 2000 compliance of all products and services currently supported by the Company. This test plan is designed to identify such products and services, features of such products and services to be assessed, and the approach and resources to be used. The test plan is also designed to assess the Year 2000 compliance of those items in order of relative importance to the Company. To date, approximately 51% of such products and services have passed Year 2000 compliance testing, less than 11% have been determined not to be compliant and the balance have not yet been tested. The Company believes that its assessment of the Year 2000 compliance of all products and services currently supported will be completed by the end of the third quarter of calendar 1999.

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

The Company purchased new software in June 1997 and based on representations received from the vendor, the Company believes that its management information system is Year 2000 compliant. Based on the Company's internal testing, the Company believes that substantially all of the Company's related operating systems are also Year 2000 compliant with the exception of certain items which the Company does not believe are material. The Company is in the preliminary stages of assessing the Year 2000 compliance of its other internal systems such as shipping, payroll and EDI systems. The Company believes it will complete 90% of such assessment by the end of the first calendar quarter of 1999, and the balance by the end of the second calendar quarter of 1999. The risks associated with failure of such systems to be Year 2000 compliant are primarily the increase in administrative related functions and increased costs associated with such functions. If deficiencies within these systems are deemed to be critical, the Company would consider upgrading existing systems or acquiring new systems. The costs related to such upgrade or acquisition could be material. The Company believes that all critical internal systems will be assessed and remediated by the third calendar quarter of 1999 at a cost that has not yet been determined but which could be material.

The Company has relationships with various third parties in the ordinary course of business. The Company is presently assessing the readiness of third parties, especially critical suppliers and others who have material relationships with the Company, by sending questionnaires with respect to the Year 2000 plans of those third parties. The Company will identify the risks associated with third parties based on responses to those questionnaires and will then formulate appropriate contingency plans. The Company expects to complete its assessment of the readiness of third parties by the end of the second quarter of calendar year 1999. The effect, if any, on the Company's results of operations from failure of these third parties to be Year 2000 compliant is not reasonably estimable but which could be material.

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

On September 28, 1998, the Company's Motion for Summary Judgment was granted by the Court and the Court dismissed the Company from the class action. On December 11, 1998, the plaintiffs appealed the Court's decision to grant the Company's Motion for Summary Judgment.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 20, 1998, the Company held its Annual Meeting of Shareholders (the "Meeting"). The matters voted upon at the Meeting were the election of directors and ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending March 31, 1999.

At the Meeting, the Shareholders were asked to elect eight directors with each director to serve until the next annual meeting of shareholders or until the election and qualification of a respective successor. All of the nominees for director recommended by the Board of Directors were elected and the results of the voting were as follows:
                                                       Votes
            Name                        Votes For     Withheld
            ----                        ---------     --------

        Tracey L. Gray                  11,686,732      29,426
        Joseph M. Jacobs                11,686,732      29,426
        C. Shelton James                11,686,732      29,426
        Dwight Jasmann                  11,686,732      29,426
        Charles H. Moore                11,686,732      29,426
        Thomas E. Patton                11,686,732      29,426
        Mark L. Plaumann                11,686,732      29,426
        David R.A. Steadman             11,686,732      29,426

At the Meeting, the shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending March 31, 1999, and the outcome of the voting was: 11,684,497 For; 13,656 Against; and 18,005 Abstentions.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        The following exhibits are filed herewith as part of this report:

        Exhibit
          No.      Description of Exhibit
        -------    ----------------------

        10.1 Amended and Restated Employment Agreement between Elcotel, Inc. and Tracey L. Gray dated October 20, 1998.

        10.2       Amended and Restated Employment Agreement between
                   Elcotel, Inc. and C. Shelton James dated October 20, 1998.

        10.3       Employment Agreement between Elcotel, Inc. and
                   David F. Hemmings dated December 10, 1998.

        10.4       Employment Agreement between Elcotel, Inc. and
                   William H. Thompson dated December 10, 1998.

        10.5       Employment Agreement between Elcotel, Inc. and
                   Kenneth W. Noack dated December 10, 1998.

        10.6       Employment Agreement between Elcotel, Inc. and
                   Henry W. Swanson dated December 10, 1998.

        10.7       Employment Agreement between Elcotel, Inc. and
                   Darold R. Bartusek dated December 10, 1998.

        10.8       Employment Agreement between Elcotel, Inc. and
                   Hugh H. Durden dated December 10, 1998.

        10.9       Employment Agreement between Elcotel, Inc. and
                   Eduardo Gandarilla dated December 10, 1998.

        10.10      1991 Stock Option Plan (as amended).

        10.11      Directors' Stock Option Plan (as amended).

        27         Financial Data Schedule (Edgar Filing only).

   (b)  Reports on Form 8-K:

        None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Elcotel, Inc.
                                                -----------------------
                                                (Registrant)


Date: February 13, 1999                     	By:  /s/ William H. Thompson
                                                ----------------------------
                                                William H. Thompson
                                                Senior Vice President,
                                                Administration and Finance
                                                (Principal Financial and
                                                Accounting Officer)

                              INDEX TO EXHIBITS
Exhibit                                                        Method of
   No.      Description of Exhibit                               Filing
-------     ----------------------                             ---------

10.1       Amended and Restated Employment Agreement
           between Elcotel, Inc. and Tracey L. Gray
           dated October 20, 1998.                      Included in this report.

10.2       Amended and Restated Employment Agreement
           between Elcotel, Inc. and C. Shelton James
           dated October 20, 1998.                      Included in this report.

10.3       Employment Agreement between Elcotel, Inc.
           and David F. Hemmings dated
           December 10, 1998.                           Included in this report.

10.4       Employment Agreement between Elcotel, Inc.
           and William H. Thompson dated
           December 10, 1998.                           Included in this report.

10.5       Employment Agreement between Elcotel, Inc.
           and Kenneth W. Noack dated
           December 10, 1998.                           Included in this report.

10.6       Employment Agreement between Elcotel, Inc.
           and Henry W. Swanson dated
           December 10, 1998.                           Included in this report.

10.7       Employment Agreement between Elcotel, Inc.
           and Darold R. Bartusek dated
           December 10, 1998.                           Included in this report.

10.8       Employment Agreement between Elcotel, Inc.
           and Hugh H. Durden dated
           December 10, 1998.                           Included in this report.

10.9       Employment Agreement between Elcotel, Inc.
           and Eduardo Gandarilla dated
           December 10, 1998.                           Included in this report.

10.10      1991 Stock Option Plan (as amended).         Included in this report.

10.11      Directors' Stock Option Plan (as amended).   Included in this report.

27         Financial Data Schedule (Edgar Filing only). Included in this report.