Form 10-K
period 1999-03-31
ELCOTEL INC
filed 1999-06-28
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ________________ to ___________________

                         Commission file number 0-15205

                                  ELCOTEL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             59-2518405
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

      6428 Parkland Drive                                         34243
       Sarasota, Florida                                       (Zip Code)
(Address of principal executive offices)


                                 (941) 758-0389
                         (Registrant's telephone number,
                              including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, Par Value, $.01 Per Share
                                (Title of Class)

                               Redeemable Warrants
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant at June 17, 1999, computed by reference to the closing price of the Registrant's Common Stock on such date as quoted by the National Market System of NASDAQ, was approximately $20,498,466. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At June 17, 1999, there were 13,499,693 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. BUSINESS

General

The Company designs, develops, manufactures and markets a comprehensive line of integrated public communications products and services. The Company's product line includes microprocessor-based payphone terminals known in the industry as "smart" or "intelligent" payphones, software systems to manage and control networks of the Company's smart payphone terminals, electromechanical payphone terminals also known in the industry as "dumb" payphones, replacement components and assemblies, and an offering of industry services including repair, upgrade and refurbishment of equipment, operator services, customer training and technical support. The Company provides customized hardware and software solutions designed to meet the specific application requirements of customers. The Company's payphone terminals operate and provide service over domestic and international telephone networks. For a more detailed description of the Company's products, see "Products," below.

The Company markets its products and services to public telecommunications and payphone service providers in the United States and in certain foreign countries. The Company's customers include telephone companies that provide wireline and wireless local exchange services, telephone companies that provide wireline and wireless long-distance telephone services and companies that install and operate payphone terminals as independent payphone service providers. The Company's international business consists of export sales, and the Company does not presently have any foreign operations. See "Sales and Markets," below.

The Company's  principal  offices are located at 6428 Parkland Drive,  Sarasota,
Florida 34243, and its telephone number at that address is (941) 758-0389. Unless the context requires otherwise, Elcotel, Inc. and its subsidiaries, Technology Service Group, Inc. ("TSG") and Elcotel Direct, Inc., are referred to herein collectively as the "Company" or "Elcotel". Unless otherwise stated, all dollar amounts, other than per share data, set forth in Part I and Part II of this Form 10-K report are stated in thousands.

Forward Looking Statements

The statements contained in this report on Form 10-K which are not historical facts contain forward looking information regarding the Company's financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to the Company's management. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause the Company's actual results to differ materially from those expected by the Company, including competitive factors, customer relations, the integration of operations resulting from acquisitions, the risk of obsolescence of the Company's products, relationships with suppliers, the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the outcome of litigation to which the Company is a party, and other uncertainties detailed in this report and in the Company's other filings with the Securities and Exchange Commission.

Recent Developments

Effective June 11, 1999, Mr. Tracey L. Gray retired from his position as the President and Chief Executive Officer of the Company, and effective June 10, 1999, Mr. C. Shelton James, Chairman of the Board of Directors, was appointed as Acting President and Chief Executive Officer. The Company and Mr. James have reached an agreement in principle with respect to a new employment agreement that would supercede Mr. James's employment agreement that had become effective on October 20, 1998. In addition, the Company and Mr. Gray have reached an agreement in principle with respect to the terms of his retirement that would supercede Mr. Gray's employment agreement that was effective as of October 20, 1998. See Item 10 - "Directors and Executive Officers of the Registrant."

During the fiscal year ended March 31, 1999 ("fiscal 1999"), the Company was involved in negotiations concerning a possible business combination with an international public telecommunications equipment manufacturer. During April 1999, the Company decided that the terms and conditions of the business combination as then proposed would not be, at that time, in the best long-term interests of the Company's stockholders, and terminated the negotiations. In connection therewith, the Company charged to operations approximately $1.2 million of expenses, consisting primarily of legal, accounting and consulting fees and expenses incurred by the Company during the negotiations and in connection with due diligence investigations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8 - "Consolidated Financial Statements and Supplementary Data."

During the fourth quarter of fiscal 1999, the Company adopted a plan to reorganize certain sales and marketing activities with the purpose of enhancing customer service, strengthening market focus and improving productivity. In connection therewith, the Company charged $490 of reorganization expenses, which include estimated costs of severance and salary continuation arrangements with respect to terminated employees, to operations during the year ended March 31, 1999. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 - "Consolidated Financial Statements and Supplementary Data."

The Industry

Domestic Market. Public telecommunications services, including "coin" or "pay" telephone service, in the United States are provided by regulated telephone companies, including independent telephone operating companies, such as GTE, and the Regional Bell Operating Companies ("RBOCs") created upon the divestiture of AT&T; long distance carriers ("IXCs") such as AT&T; independent payphone service providers; and competitive local exchange carriers ("CLECs"). Regulated telephone companies, long distance carriers and CLECs are collectively referred to herein as "telephone companies". The operations of telephone companies are subject to extensive regulation by the Federal Communications Commission ("FCC") and state regulatory agencies (see "Government Regulation and the Telecommunications Act," below). Virtually all services offered by telephone companies, including payphone services, are provided in accordance with tariffs filed with appropriate regulatory agencies, including the FCC. Independent payphone service providers are subject to regulations of state regulatory agencies.

The Company believes that the RBOCs control approximately 60% (approximately 1.2 million units) of the payphone terminals in service in the United States. The remaining installed base of payphone terminals are owned and operated by other telephone companies and independent payphone service providers. The majority of payphones deployed by the RBOCs are essentially electronic devices that perform the functions of normal residential telephones, with the additional ability to hold and collect or refund coins. These payphone terminals require the supply of service via a "coin line" provided by telephone companies and the services of the central offices of telephone companies to provide the intelligence required to process calls. The majority of payphones deployed by independent payphone service providers are microprocessor-based systems that incorporate the intelligence in the payphone terminal to internally process calls, rate calls and collect and store data for accounting, coin and route management functions, and service is supplied via normal "business" lines provided by telephone companies. Payphone terminals that incorporate the intelligence to perform the functions of the central office within the telephone are referred to in the industry as "smart" or "intelligent" payphones. These intelligent devices were developed to meet the requirements of independent payphone service providers that emerged following FCC rulings in 1984 that authorized competition in the operation of payphones and provision of public telecommunications access.

On February 8, 1996, the President of the United States signed into law the Telecommunications Reform Act of 1996 (the "Telecommunications Act" or the "Act"), the most comprehensive reform of communications law since the enactment of the Communications Act of 1934. The Telecommunications Act eliminated long-standing legal barriers separating local exchange carriers, long distance carriers, and cable television companies and preempted conflicting state laws in an effort to foster greater competition in all telecommunications market sectors, improve the quality of services, and lower prices. There are specific provisions in the Act that relate to the payphone operations of telephone companies and payment of compensation to payphone service providers by long distance carriers. See "Government Regulation and the Telecommunications Act," below.

The Company believes that the public communications industry will undergo fundamental changes as a result of the Act and regulations adopted by the FCC to implement its provisions (see "Government Regulation and the Telecommunications Act," below). The Company believes the Act and regulations adopted by the FCC may increase the number of providers of telecommunications services including, perhaps, providers of payphone services. An increase in the number of payphone service providers may stimulate demand for new payphone terminal equipment, particularly terminal equipment that provides access to new revenue streams. In that event, the Company believes that existing payphone service providers, including the RBOCs, might seek to enhance their technology base in order to improve operating efficiencies and compete more effectively with each other and with new entrants. There can be no assurance, however, that these trends will develop, or that if they do develop, they will have a beneficial impact on the public communications market generally or on the Company's business in particular. See "Government Regulation and the Telecommunications Act," below.

A significant portion of revenues of payphone service providers is generated from commissions on long distance traffic that is routed to inter-exchange carriers and other operator service providers (OSPs) selected by payphone operators. Services offered by OSPs, in addition to long distance services, include live and automated operator assistance, and card validation, billing and collection services. The number of access code calls and toll free calls (800 and 888 numbers) ("toll free calls") routed to long distance providers and OSPs selected by consumers (dial-around calls) has increased significantly as a result of competition and promotion of toll free access code and prepaid card services within the telecommunications industry. Prior to FCC rulings adopting regulations to implement the Telecommunications Act, payphone service providers received per-phone dial-around compensation from long distance service providers equal to $6.00 per month on toll free calls. The new regulations provide dialaround compensation to payphone service providers based on the number of such toll free calls (see "Government Regulation and the Telecommunications Act," below). As a result, the Company believes that the new regulations will have a significant favorable impact on revenues of payphone operators and may also stimulate demand for new payphone terminal equipment. However, there can be no assurance that all or part of these new regulations will survive court review. See "Government Regulation and the Telecommunications Act," below.

Over the past several years, in response to the competitive pressures from independent payphone service providers and in anticipation of passage of the Telecommunications Act, several of the RBOCs began to upgrade their installed base of payphone terminals with smart technology. The Company believes that approximately 20% to 30% of the installed base of payphones operated by the RBOCs have been upgraded with smart payphone systems, including those provided by the Company. As the Telecommunications Act prevents the RBOCs from subsidizing and providing services to their payphone operations in a discriminatory manner in relation to services provided to private payphone service providers, the Company believes that the RBOCs will continue to upgrade their installed base of payphones and otherwise look for ways to become more efficient and competitive.

Over the last three years, a number of mergers and consolidations have occurred within the telecommunications industry and the public access segment of the industry. SBC Communications, Inc. and Pacific Telesis, Inc. (both RBOCs) have merged. Bell Atlantic, Inc. and NYNEX (both RBOCs) have merged. During the past year, mergers between SBC Communications, Inc. and Ameritech, Inc. (another
RBOC) and between GTE and Bell Atlantic, Inc. were announced. In addition, there have been a number of acquisitions and mergers among independent payphone service providers. The mergers and consolidations in the industry have reduced the number of customers and potential customers of the Company. However, the Company believes that payphone service providers using multiple technologies may move to standardize their technology and terminal equipment, thereby increasing demand for new payphone terminal equipment.

During the latter part of fiscal 1999, the demand for the Company's products was constrained by the recent merger activity among both independent payphone service providers and domestic telephone companies, and on-going disputes related to the amount and payor of dial-around compensation required by the Telecommunications Act. Also, the payphone operating units of domestic telephone companies began to eliminate unprofitable payphone locations as part of their efforts to improve profitability as separate operating units, which reduced their product requirements with respect to new installations. The Company believes, but cannot assure, that the demand of domestic telephone companies for its products will begin to improve sometime during the next year.

The Company believes that it is positioned to continue as a leading supplier to the domestic public access communications industry as a result of the broad range of its product offerings (see "Products," below).

International Market. The Company believes that there are several million payphones internationally in the installed base. Public communications services in foreign countries are provided by large government-controlled postal, telephone and telegraph companies ("PTTs"), former PTTs that have been privatized for the purpose of investing in and expanding telecommunication networks and services, and cellular/wireless carriers. The Company believes that a trend toward privatization and liberalization of the international telecommunications industry is opening the international markets, previously dominated by monopoly and government infrastructure, to increased competition.

Presently, the density of payphone installations in many foreign countries on a per capita basis is far less than that in the United States. The Company believes that many of these countries are seeking to expand and upgrade their telecommunications systems and are funding programs to provide communication services to the public. The Company believes that large scale payphone deployment programs are underway in several foreign markets, and that the international public communications industry will continue to evolve and be a significant growth industry over the next several decades to the extent that privatization and the investment in both wireline and wireless networks progresses.

Products

The Company designs, develops, manufactures and markets a comprehensive line of integrated public communications products and services. The Company's product line includes microprocessor-based payphone terminals known in the industry as "smart" or "intelligent" payphones, software systems to manage and control networks of the Company's smart payphone terminals, electromechanical payphone terminals also known in the industry as "dumb" payphones, replacement components and assemblies, and an offering of industry services including repair, upgrade and refurbishment of equipment, operator services, customer training and technical support. The Company provides customized hardware and software solutions designed to meet the specific application requirements of customers. The Company's payphone terminals operate and provide service over domestic and international telephone networks.

Payphone Terminals. The Company's intelligent payphone terminal product line consists of a wide range of models including domestic coin payphones, international coin payphones, domestic and international card payphones that accept smart cards and credit cards, and multi-payment (coin and card) payphones, for both coin line and business line applications, and an international card payphone for wireless and cellular applications.

The intelligence of the "smart" payphone resides in an internal, programmable printed circuit board control module that gives call rating information to the user via audible voice prompts and then completes the routing of the call based on programming. These smart terminals operate independently of a telephone company's central office (CO). While there is an electronic board inside "dumb" payphones, it acts as a network interface device and requires no programming. Dumb payphones require a coin line for operation because they are dependent on the CO for rating and routing of calls. Historically, independent payphone service providers have used smart payphones while telephone companies have used dumb payphones.

The Company's intelligent payphone terminals utilize state-of-the-art hardware and software technology and, except for wireless and cellular applications and certain configurations provided with Vacuum Fluorescent Displays ("VFD") and backlit Liquid Crystal Displays ("LCD"), are powered by the low electric current available from the telephone line. Using the power provided by the telephone line eliminates the need for external power sources and avoids the expensive cost of electrical installation.

The Company's intelligent payphone terminals may be remotely programmed and monitored by the Company's network management systems, and operate by means of microprocessor-based printed circuit board assemblies containing the Company's copyrighted software operating systems. The terminals communicate with a caller by digitized human voice messages activated by the microprocessor, and have the capability to internally process the functions associated with call processing, call rating and collecting data for accounting, coin and route management functions. Call timing and rating functions are performed via proprietary designed "answer detection" and "answer supervision" modules. The Company's present line of payphone terminals are offered with various standard features and options that provide, among others, the ability to:

         o        Monitor and report coin box status;

         o Monitor and report the service condition of the payphone via maintenance and diagnostic alarms;

         o        Report,   in  real  time,  any  critical   conditions  to  the
                  management system;

         o Record and store call records, including called numbers, types and length of calls and call revenue;

         o Remotely retrieve programming information, call records, cash box status, and maintenance and diagnostic data;

         o Program and monitor various options, rates, alarms and free phone numbers on-site or remotely;

         o        Download voice prompts;

         o        Calculate   time-of-day  discounts  and  control  other  timed
                  functions via clock and calendar features; and

         o        Download revisions to the phone's software operating system.

Hardware options available with the Company's payphone product line include an array of housings/cabinets consisting of the GTE style housing, the Western Electric or AT&T style housing and custom designed housings/cabinets, an array of electronic coin mechanisms to support domestic and foreign coins, displays to support multilingual messages in languages selected by the customer, speed dial buttons, and card readers. Software options include custom voice prompts, card validation, custom maintenance alarms and customized call routing features.

The Company's smart payphone terminals include the following:

         Gemini System III(TM) Payphone Terminals. The Gemini System III payphone terminals are provided in GTE style and Western style configurations, and are equipped with the Gemini System III printed circuit board control module. This control module is programmable to operate on either a business (B-1) line or on a coin line. Its modular connector design allows the payphone service provider to choose the desired feature set, which reduces installation time. In addition to the standard features, the Gemini System III terminals include pin and tone fraud protection, programmable initial rates, curfew programmability, and multilingual voice prompts. The Gemini System III terminals are offered in configurations that support a data port interface for access to the Internet via laptop computers, and multiple payment options, including coin, credit cards and smart cards. The features included in the Gemini System III payphone terminals were designed to meet the special application requirements of domestic telephone companies, and are marketed primarily to that segment of the market for installation in indoor and outdoor locations.

         Eclipse(TM) and Komet(TM) Payphone Terminals. The Eclipse and Komet payphone terminals are sophisticated GTE style and Western style terminals, respectively, equipped with the 5502 printed circuit board control module. The 5502 control module operates on either a B-1 line or a coin line. In addition to the standard features, the extensive capabilities of these terminals include a high-speed modem for faster data transmission and retrieval, programmable speed dial buttons for ease of use and generation of additional revenues, and bilingual voice prompts. The Eclipse and Komet payphone terminals include a data port interface for access to the Internet via laptop computers, and are configured for multiple payment options, including coin, credit cards and smart cards. Their LCD or optional VFD display panels augment audible voice instructions and provide advertising capability. These products are marketed to both domestic telephone companies and independent payphone service providers for installation in high profile indoor locations such as international airports, major hotels and convention centers.

         Series-5 Payphone Terminal. The Series-5 payphone is a GTE style terminal equipped with Series-5 control modules. The Series-5 terminal is generally provided in a coin-only configuration that operates exclusively on a B-1 line. The Series 5 terminal is also offered in configurations that support multiple payment options, including coin, credit cards and smart cards. These products include standard features designed for domestic independent payphone service providers and are marketed primarily to that segment of the market for installation in indoor and outdoor locations.

         Olympian 5501/5500 Payphone Terminals. The Olympian 5501/5500 payphones are Western style terminals equipped with a 5501 or 5500 module. The Olympian 5501 terminals operate on either a B-1 line or a coinline. The Olympian 5500 terminals operate exclusively on a B-1 line. In addition to the standard features, the features of the Olympian 5501 terminals include programmable initial rates and timed local coin line calls. The Olympian terminals are offered in configurations that support multiple payment options, including coin, credit cards and smart cards. These products include standard features designed for domestic independent payphone service providers and are marketed primarily to that segment of the market for installation in indoor and outdoor locations.

         IPT(TM) Payphone Terminal. The IPT payphone terminal is an international GTE style terminal equipped with the 5502 printed circuit board control module. The terminal is provided in either a coin configuration or a coin and card configuration, includes a LCD panel to augment audible voice instructions and to display remaining card value when applicable, and is configured to accept and store larger international coins. This terminal can also be configured with a backlit LCD with an auxiliary power source. In addition to standard features, the IPT payphone terminal includes multi-lingual voice prompt capability, user selectable language, and customized tariff tables.

         International Eclipse(TM) Payphone Terminal. Like its domestic counterpart, the international Eclipse payphone terminal is a sophisticated GTE style terminal equipped with the 5502 printed circuit board control module. The international Eclipse payphone terminal is configured to accept and store larger international coins. In addition to the standard features, the extensive capabilities of these terminals include a high-speed modem for faster data transmission and retrieval, programmable speed dial buttons for ease of use and generation of additional revenues, and bilingual voice prompts. This payphone terminal includes a data port interface for access to the Internet via laptop computers, and is configured for multiple payment options, including coin, credit cards and smart cards. Their LCD or optional VFD display panels augment audible voice instructions and provide advertising capability.

         Solarus(TM) Payphone Terminal. The Solarus payphone terminal is a custom designed stainless steel international card-only terminal equipped with the 5502 printed circuit board control module, and includes a LCD panel to augment audible voice instructions and to display remaining card value when applicable. This terminal can also be configured with programmable speed dial buttons and a backlit LCD with an auxiliary power source. In addition to standard features, the Solarus payphone terminal includes multi-lingual voice prompt capability, user selectable language, and customized tariff tables. The optional cellular model allows this payphone to operate in a wireless environment.

The Company's electromechanical or dumb payphone terminals perform the functions of normal residential telephones, operate on a coin line and rely on the CO to process calls. The Company's electromechanical payphone terminals consist of coin and coinless terminals. Historically, these terminals have been the products of choice for domestic telephone companies. They are not programmable, do not contain the technology to internally process the functions associated with call processing, call rating and collecting data for accounting, coin and route management functions and are simple to install and to maintain. The Company's electromechanical payphone terminals include:

         1D2 Dumb Payphone Terminal. The 1D2 payphone terminal is a Western style terminal equipped with the 32C chassis board for coin line operation. The basic features of the 1D2 payphone terminal include power surge protection, volume amplification and optional pin fraud protection. The 1D2 payphone terminal is sold domestically, predominately to telephone companies.

         11B Payphone Terminal. The 11B payphone terminal is a coinless terminal equipped with a network interface that is used only for operator assisted or toll free access calls. The 1D2 payphone terminal is sold domestically, predominately to telephone companies.

Network Management Systems. The Company designs, develops and sells payphone management software systems to manage and control both small and large networks of the Company's installed smart payphone terminals. The Company's payphone management software systems operate on personal computers in a multi-tasking environment, and provide customers with the ability to manage and control all aspects of their installed payphone network interactively from a single location. The Company's management software systems provide customers with the ability to remotely configure product features, control the download of software changes, program files and rate files, monitor operating status, and to download coin box, call record, maintenance and diagnostic data for accounting, coin and route management functions.

The Company's network management systems include:

         PNM Plus(TM) System. The PNM Plus system is a Windows-based management system that is used to remotely program, manage, and monitor Eclipse, Komet, and Series-5 payphone terminals. This software system has a built-in 24-hour monitoring function that reports all pertinent phone activity, including call detail records, maintenance reports and alarm reports. At the payphone service provider's discretion, performance and financial reports can be scheduled and generated for use the next business day. The monitoring and reporting function can be configured to be completely hands-free and to perform late at night, optimizing the busy-hour performance.

         PollQuest(TM) System. The PollQuest system is a Windows-based management system designed to remotely program, manage and monitor the Company's international payphone terminals. PollQuest has the ability to generate call detail and maintenance reports, manage communications with the payphones and generate performance-based reports.

         CoinNet(TM) System. The CoinNet system is an Unix or DOS-based management system that is used to remotely program, manage, and monitor Gemini System III payphone terminals. The CoinNet system provides call detail reports, maintenance and alarm reports, and the customized operating characteristics of each Gemini System III payphone. The CoinNet system has the ability to support installations of over 100,000 terminals and communicate with large numbers of payphones simultaneously.

The Company is also developing its next generation open architecture Windows-NT compatible software management system that is expected to be capable of communicating with and managing all of the Company's smart payphone terminals and those of other manufacturers. See "Research and Development," below.

Components and Assemblies. The Company supplies its microprocessor-based printed circuit board modules and retrofit kits (see "Payphone Terminals," above) to RBOCs and other telephone companies that are upgrading the technology of their installed base of payphones and to independent payphone service providers, distributors and resellers. In addition, the Company supplies replacement components and assemblies that include, among others, electromechanical payphone assemblies, electronic coin mechanisms, card readers, cash box switches, dial assemblies, handsets, coin relays, and volume amplification assemblies. Some of the replacement components and assemblies supplied by the Company include:

         32C Chassis. The 32C electromechanical chassis provides the connection to the telephone network via a coin line and offers certain basic features such as power surge protection. The 32C Chassis is used in Western style payphone terminals and is marketed primarily to domestic telephone companies.

         22B Electronic Coin Validator. The 22B Electronic Coin Validator, also known as a Coin Mechanism, tests the validity of coins deposited into the terminals and reports the coin information to the printed circuit board control module. Based on the information received from the coin validator, the control module either processes the call or gives audible instructions to the user on how to successfully complete the call. The 22B Electronic Coin Validator is used in Western style payphone terminals and is marketed primarily to domestic telephone companies.

         UBX Cash Box Switch. The UBX cash box switch is an advanced magnetic assembly that reliably detects the removal and insertion of a cash box from a payphone terminal, which is reported to the circuit board control module. The reliable reporting of cash box collections to the control module enables the accurate reporting of collection activity, alarm conditions, coin status and coin revenue to the management system.

         Anti-Stuffing Device. The Anti-Stuffing Device is the assembly that is installed in a coin return bucket to combat vandalism. This device deters vandals from stuffing paper and various materials into the coin return in an attempt to defraud the owner and/or the user of coins.

         Volume Amplification Assembly. The Volume Amplification Assembly is installed in the payphone terminal to amplify the voice signals from the handset. The assembly provides three volume amplification settings.

         Dial Assembly. The Dial Assembly, including keypad, reports called digits to the printed circuit board control module so that the called digits can be sent to the network through the telephone line. The Company offers a variety of reliable dial assemblies compatible with the various housings and circuit boards in the installed payphone base.

         Relay Assembly. The relay assembly receives a signal from the circuit board instructing it to return or collect the coins deposited in the payphone terminal based on the result of the attempted or completed phone call. The relay is an integral component of the payphone's coin path.

Customer Support Services. The Company offers comprehensive services to assist customers in managing, maintaining and expanding their installed payphone network. The Company provides the following: repair, refurbishment and upgrade of customer-owned terminals and components, operator services (see "Sales and Markets - Strategic Alliances," below), training, technical support, service management, field engineering services, and rate file information.

         Repair, Refurbishment and Upgrade of Equipment. The Company repairs, refurbishes and upgrades payphone terminal equipment, and related payphone components, owned and operated by its customers. The Company's refurbishing activities involve the rebuilding of payphone terminals, components and assemblies to "like new" condition. The Company's upgrade activities include the modification of payphone terminals and assemblies to an updated or enhanced technology. The Company believes that these products foster stronger business relations with its customer base and provides the Company with valuable intelligence to guide product development and equipment designs.

         Operator Services. The Company offers a complete line of Coin-less Services, also known in the industry as Operator Services. The Company has partnered with major providers to offer competitive One-Plus long distance rates and Zero-Plus commissions to payphone service providers. The Company's Coin-less Services also provide daily Internet reporting and reliable payment schedules to its subscribers.

         Training. The Company's training staff is fluent with the Company's product line. A variety of training classes are offered to customers including hardware maintenance and troubleshooting, network management system training and advanced programming. The classes are offered at the Company's headquarters, in cities throughout the U.S. and on customer premises, at their request. The Company believes that investment in training pays dividends to customers, as their technicians are better trained and better able to solve technical issues.

         Technical Support. The Company maintains a technical support organization that provides telephone support services to customers twenty-four hours a day via the Company's 800 number, website and fax-back program. The technical support staff is fluent in the Company's product line.

         Service Management. The Company offers to its customers a hands-off approach to operating a payphone network. The Service Management team is an in-house group that programs payphones, updates configuration files, routinely monitors payphones and faxes reports weekly to payphone owners. The only tasks for which the payphone owner is responsible are the collection of coins and the cosmetic and technical maintenance of the payphone. The service management program is offered on a monthly subscription basis and customer choices range from a basic offering to a package of services.

         Field Engineering. The Company provides field engineering support services during the introductory phase of new products and when customers encounter unusual problems. The Company's field engineers travel to customer premises and provide technical assistance to operate the Company's products.

         Rates. The Company provides up-to-date rate files necessary to rate and route phone calls in accordance with all FCC, state and long distance regulatory requirements. These rate files are available 24 hours a day from the Company's website.

Sales and Markets

General.  The  Company  markets  its  payphone  products  and  systems to public telecommunications and independent payphone service providers in the United States and in certain foreign countries. The Company's customers include telephone companies that provide wireline and wireless local exchange services, telephone companies that provide wireline and wireless long-distance telephone services and companies that install and operate payphone terminals as independent payphone service providers. The Company's customers range from operators of small private payphone routes to large telephone companies including the RBOCs, AT&T Local Services and GTE. The Company is a leader in sales of microprocessor-based payphone terminals, software, and components in the United States. The Company's international business consists of export sales, and the Company does not presently have any foreign operations.

The Company's marketing activities principally include advertising in trade publications, participation at industry trade shows, and hosting seminars and training programs for its customers. The Company also periodically hosts customer conferences covering such areas as current and future product development, regulatory and industry issues, and customer service.

The Company generally enters into non-exclusive sales agreements with its customers, which include, when applicable, non-exclusive licenses to use the Company's proprietary operating systems and payphone management software systems. Agreements between the Company and the RBOCs generally have terms from one to five years, are renewable at the option of the customers, and contain fixed sales prices with limited provisions for price increases, but do not generally specify or commit the customers to purchase a specific volume of products. Also, these agreements generally contain clauses that require the Company to provide prices and other terms at least as favorable as those extended to other customers and indemnify customers against expenses, liabilities, claims and demands resulting from the Company's products, including those related to patent infringement. These agreements may generally be terminated at the option of the customer upon notice to the Company, or if the Company defaults under any material provision of an agreement. Agreements between the Company and independent payphone service providers generally set forth product pricing and terms for specified purchase volumes, and include provisions that enable the Company to change prices upon thirty (30) to ninety
(90) days notice. Agreements between the Company and its international customers generally set forth the pricing and terms for specified purchase volumes, and sales prices are generally fixed with respect to the volume stipulated in the agreements. The Company's customers are not prohibited from using or reselling competing products and are generally not required to purchase a minimum quantity of products, although the Company's price lists and agreements offer discounts based on volume.

All purchase orders from customers are subject to acceptance by the Company. The Company's policy is to grant credit to customers that the Company deems creditworthy. In addition, the Company provides limited secured financing with terms generally not exceeding two years and interest charged at competitive rates.

Sales by geographic region for the years ended March 31, 1999, 1998 and 1997 were as follows (also see Note 12 to Item 8 - "Consolidated Financial Statements and Supplementary Data):

                                                  Year Ended March 31,
                                           ------------------------------------
                                              1999          1998           1997
                                           --------      --------       --------
United States                              $ 59,102      $ 37,051       $ 21,583
Canada                                        3,197         2,012            108
Latin America                                 2,400         6,168          1,655
Europe, Middle East and Africa                   31           195             99
Asia Pacific                                    495           824          3,180
Other Areas                                      38            --            207
                                           --------      --------       --------
Consolidated sales                         $ 65,263      $ 46,250       $ 26,832
                                           ========      ========       ========

Domestic Market. The Company believes that the domestic public communications market represents a $6 billion market annually and that products of the type provided by the Company account for approximately $200 million of that market.

Domestically, the Company sells its products directly through regional sales personnel and through distributors. The Company presently has four distributors that have limited exclusive selling arrangements in assigned territories. The Company's direct sales force consists of eight full-time sales employees and four sales engineers located regionally throughout the United States.

International. The Company markets its products in international markets directly and through agent and distributor relationships supported by the Company's sales, engineering and technical support personnel. The Company's direct sales force consists of a staff of two international sales managers and three sales engineers located at the Company's headquarters facility.

The Company believes that the international public communications market represents a significant growth opportunity, and the Company intends to continue its international product development efforts as it addresses international opportunities. The Company estimates that international markets may represent sales opportunities approximating $2 billion over the next three years.

There have been many changes in international markets since the Company's entry into those markets in 1991. Many countries around the world have moved in the same direction as the United States following the breakup of its telecommunications monopoly in 1984. Privatization, competition, open foreign investment and new laws and regulations have had a major impact on international markets, resulting in new players and new opportunities for the various segments of the telecommunications market, including the public access segment. The Company believes that the experience and resources it has developed with deregulation of the United States public access market gives it an advantage in addressing international markets undergoing similar deregulation. The Company believes that developing countries have placed a high priority on expanding telecommunications services and payphones are often a significant part of the capital expansion.

In order to take advantage of these opportunities, the Company has continued its efforts to:

o Employ individuals with experience in the international telecommunications market;

o Develop a set of products capable of handling the requirements of the international market, such as multi-currency capability, large coin applications and smart card technology which is becoming widely used in electronic commerce applications;

o  Develop digital wireless payphone products;

o Develop software and hardware that allow the Company's products to be adapted to the varying requirements of different countries; and

o  Develop distribution partnerships and strategic alliances.

The Company has sold its products to customers in Bolivia, Morocco, Chile, Korea, Mexico, Ecuador, Belize, Bermuda, Guatemala, Guam, Canada, Argentina, Venezuela and the Philippines.

Dependence on Customers. During the fiscal year ended March 31, 1999, one customer (Bell Atlantic Corporation) accounted for 20% of the Company's consolidated sales. During the fiscal year ended March 31, 1998, no single customer accounted for 10% or more of the Company's sales. During the fiscal year ended March 31, 1997, two customers (Lucent Technologies Inc. and Philippine Telegraph & Telephone, Inc.) each accounted for approximately 12% of the Company's sales. The Company's domestic distributors accounted for approximately 7%, 5% and 11% of the Company's sales during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

Sales to telephone companies increased during the years ended March 31, 1999 and 1998 principally due to acquisitions during the year ended March 31, 1998. Sales to telephone companies (primarily RBOCs) during the fiscal year ended March 31, 1999 aggregated $32,507 as compared to $15,999 during fiscal 1998 and $833 during fiscal 1997. Sales to independent payphone operators, foreign customers and other domestic customers during the fiscal year ended March 31, 1999 aggregated $32,756 as compared to $30,251 during fiscal 1998 and $25,999 during fiscal 1997.

The Company anticipates that certain of the RBOCs will account for a significant percentage of the Company's sales in the years ahead. Accordingly, the loss of one or more of these customers or a significant decline in purchase volume from one or more of these customers could have a material adverse effect on the Company's sales.

Strategic Alliances. During May 1999, the Company entered into an agreement with Caribbean Hotel Services, Incorporated ("CHS"). Under the agreement, the Company agreed to manufacture CHS's desktop video payphone terminal on an exclusive basis, and market the terminal and related services cooperatively with CHS domestically and internationally. The Company believes that this alliance could generate meaningful revenues in the future, although there can be no assurance in that regard.

The Company began marketing operator services cooperatively with a large domestic operator service provider (the "OSP") during the latter part of fiscal 1998. Under the agreement, the Company markets operator services provided by the OSP to domestic payphone operators at agreed upon unbundled rates. Call revenues, net of agreed upon charges for the operator services, and the Company's administrative fees, are payable to the payphone operators utilizing the program. The Company believes that the program offers revenues to payphone operators from operator assisted calls competitive with other domestic operator service providers. The Company's sales revenues from its operator services program were not significant during the fiscal years ended March 31, 1999 and 1998.
However, the Company believes that the program has the potential to generate meaningful revenues, although there can be no assurance in that regard.

Competition

The public communications industry is highly competitive. The Company competes with numerous domestic and foreign firms that manufacture and market public access terminals and products similar to the Company's products that have financial, management and technical resources substantially greater than those of the Company. In addition, there are many other firms that have the resources and ability to develop and market products that could compete with the Company's products. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products developed by the Company and its competitors, performance, price, reliability and customer service and support.

The Company believes that the primary competitive factors affecting its business are quality, service, price and delivery performance. The Company competes aggressively in certain markets with respect to the pricing of its products and attempts to reduce its manufacturing costs rather than increase its prices. The Company also attempts to maintain inventory at levels which enable it to provide timely service and to fulfill the delivery requirements of its customers.

The Company believes that its principal competitors domestically include Protel Inc. (a subsidiary of Inductotherm Industries, Inc.), Intellicall, Inc. and Nortel Networks Corporation. It is also possible that new competitors with financial, management and technical resources substantially greater than those of the Company may emerge and acquire significant market share. Possible new competitors include large foreign corporations engaged in the public communications business, the RBOCs and other entities with substantial resources. Some telecommunications companies, already established in the telephone industry with substantial engineering, manufacturing and capital resources, are positioned to enter the public communications market, some of which are foreign manufacturers. The Telecommunications Act lifted the restriction on the manufacturing of telecommunications equipment by the RBOCs. After the FCC finds that an RBOC has opened its local exchange market to competition, the RBOC, through a separate affiliate, may manufacture and provide telecommunications equipment and may manufacture customer premises equipment, such as payphone terminals. As a result of the Act, the Company could face new competitors in the manufacture of payphones and payphone components from one or more of the RBOCs or their affiliates.

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

The Company expects that a number of personal  communications  technologies  are becoming  increasingly  competitive  with  payphone  services  provided  by  the telephone companies and independent payphone service providers. Such technologies include radio-based paging services, cellular mobile telephone services and personal communication services. These competing services continue to grow and could adversely affect the public communications industry. However, the Company believes that the payphone industry will continue to be a major provider of telecommunications access. In addition, the Company believes that some of these competing technologies, such as paging services, may also benefit the public communication industry by increasing call volume.

Although the Company expects to continue to be subject to intense competition in the future, the Company believes that its domestic products and services are currently competitive with those of other manufacturers in such areas as equipment capability and quality, cost and service. Since the telecommunications industry is subject to rapid technological change, the Company will be required to develop enhancements, new products and services in the future to remain competitive.

Manufacturing, Assembly and Sources of Supply

The Company performs most of its product assembly operations in two leased facilities, a 16,000 square foot manufacturing facility in Sarasota, Florida and a 53,400 square foot manufacturing facility in Orange, Virginia. The Company also repairs, refurbishes and upgrades payphone terminal equipment and components at its Orange, Virginia facility, and repairs printed circuit board control module assemblies at its Sarasota, Florida facility. The Company's manufacturing operations are designed so that production volumes within certain limits could be readily increased. See Item 2 - "Properties." The Company has also contracted with a foreign manufacturer to produce payphones and payphone assemblies for the Company.

Components for the Company's control modules, electronic assemblies and mechanical assemblies are purchased from external suppliers. These suppliers must be approved by the Company's design engineering group and manufacturing operations. Approval is based on quality, delivery, performance and cost. Design engineering attempts to utilize components available from several manufacturers, as well as avoiding single source component restraints. However, occasionally it is necessary to use a single source component and the Company currently has several items in this category. While the Company believes that it could find alternative suppliers for its components, or in the case of single source components, substitute other components for the ones currently used, the Company's operations could be adversely affected until alternative sources or substitute components could be obtained or designed into the Company's products.

The Company outsources the assembly of its electronic circuit board (control module) assemblies and many other payphone components to subcontractors and established contract manufacturers. The Company believes it could use alternate subcontractors, if necessary, with minimal interruption to production, as the equipment required for these assembly operations is industry standard and suitable subcontractors are available. However, the Company's operations could be adversely affected until alternative sources could be developed.

The Company's payphones are offered in various configurations based upon the GTE style housing, the Western Electric style housing and various custom designed housings. GTE style housings are supplied by one principal supplier; however, alternative suppliers providing essentially equivalent housings are available. The Company acquired tooling to manufacture the Western Electric style housing as part of the acquisition of the public terminal assets of Lucent Technologies Inc. during the year ended March 31, 1998 and a foreign subcontractor manufactures  these  housings  under a supply  agreement  with the Company.  The
Company has also established alternative suppliers providing essentially equivalent housings. Custom designed housings are generally available from sole sources. While the Company believes that it could find alternative suppliers for such housings, the Company's operations could be adversely affected until alternative sources could be obtained.

The Company's payphones are supplied with coin mechanisms that may be unique to a particular configuration or that may be supplied by a sole source. The Company acquired tooling to manufacture the AT&T electronic coin scanning mechanism as part of the acquisition of the public terminal assets of Lucent Technologies Inc. during the year ended March 31, 1998 and a foreign subcontractor manufactures these assemblies under a supply agreement with the Company. The other coin mechanisms used by the Company are available from various sole sources. The Company believes that it could redesign its products to use other available coin mechanisms, develop alternative suppliers for such assemblies, or use or develop essentially equivalent assemblies. However, if a shortage or termination of the supply of one or more of the electronic coin mechanisms were to occur, the Company's operations could be materially and adversely affected.

All components and assemblies are identified by total inventory value and deliveries are scheduled consistent with meeting production schedules. Material planning and scheduling is accomplished utilizing a basic computerized Material Requirements Planning (MRP) system.

The Company's circuit board assemblies are subjected to various automated tests and defect-inducing processes to improve their quality and reliability. After testing, the circuit board assemblies may be installed in and tested as a full payphone and shipped to the customer or packaged separately and shipped for customer installation. The Company's Sarasota, Florida manufacturing and service organizations were ISO 9002 certified in December 1995 and the Company is currently pursuing ISO 9002 certification for its Orange, Virginia manufacturing and service organizations and ISO 9001 certification for its Sarasota, Florida facility.

Warranty and Service

The Company provides the original purchaser with one to three-year warranties on payphone products manufactured by the Company. When the Company resells products from other manufacturers, the Company passes on the other manufacturer's warranty to its customers. The Company provides warranties of 90 days with respect to terminal equipment repaired, refurbished or upgraded. Under the Company's warranty program, the Company repairs or replaces defective parts and components at no charge to its customers. After warranties expire, the Company provides non-warranty repairs and services for a fee. The Company's distributors are also authorized to repair the Company's products.

The Company's customer service staff at its corporate offices provides telephone support services to customers who have installation or operational questions. The Company also provides field engineering support services during the introductory phase of new products and when customers encounter unusual problems.

In addition, the Company provides training courses given at the Company's facility or at the customer's premises on the installation, operation, maintenance and repair of the payphones and its software management systems. The Company's distributors also provide training to their customers.

Product Development

The Company's development efforts during fiscal 1999 were targeted towards the development of products that integrate the microprocessor technology and software systems of TSG and Elcotel, address digital wireless applications, expand hardware and software product features, and expand the Company's product line to address the dynamic product requirements of both domestic and international customers. In particular, the Company is attempting to develop and is seeking patent protection for new lower cost advanced digital microprocessor based control modules that would enable integration of the Company's technologies in advanced video, information and internet terminal applications to a broad range of vertical markets. In addition, the Company is also developing its next generation open architecture software management system that is expected to be capable of communicating with and managing all of the payphone terminals manufactured by the Company as well as terminals manufactured by others, and that will support large networks of internet-capable public access terminals. This advanced network software is also expected to provide the capability to manage smart chip card and credit card applications, information, e-mail and e-commerce applications, among others. The Company believes it may begin to release its advanced technology based public access products during the next year.

During fiscal 1999, the Company incurred approximately $6,121 in Company sponsored research and development costs towards the design and development of payphone terminal equipment, management software systems and other products. Research and development costs were $4,514 in fiscal 1998 and $2,623 in fiscal 1997. During the years ended March 31, 1999 and 1998, the Company capitalized software development costs of $639 and $100, respectively.

The Company believes that research and development is important to the continuation and enhancement of the Company's competitive position and to expand the size of its addressable market. The Company's ability to adequately fund future research and development is dependent upon its ability to generate sufficient funds from operations or external sources.

Backlog

The amount of the Company's backlog is subject to fluctuation based on the timing of the receipt and completion of orders. The Company calculates its backlog by including only items for which there are purchase orders with firm delivery schedules. At May 31, 1999, the backlog of all products on order from the Company was approximately $5,877, compared with a backlog of approximately $10,284 at May 31, 1998. The Company's backlog at any given date is not necessarily indicative of future revenues.

Licenses, Patents and Trademarks

The Company has developed, at its expense, most of the software and engineering designs incorporated in its products. The Company owns nine United States patents relating to payphone components, its smart payphone platforms and other technology which expire between April 2010 and May 2014. The Company also owns several trademarks used in the operation of its business. Although the Company believes that its patents and trademarks are important to its business, it does not believe that patent protection or trademarks are critical to the operation or success of its business. While the Company does not believe that it is infringing on the patents of others, there can be no assurance that infringement claims will not be asserted in the future or that the results of any patent-related litigation would not have a material adverse effect on the Company's business.

The Company regards certain of its manufacturing processes and circuit designs as proprietary trade secrets and confidential information. To protect this information, the Company relies largely upon a combination of agreements with its contract manufacturers, confidentiality procedures, and employee agreements. However, there can be no assurance that the Company's trade secrets will not be disclosed or misappropriated. Moreover, the Company's copyrights may not protect it from unauthorized duplication of its payphones or other products which may be marketed without the Company's knowledge or consent, although the Company has vigorously and successfully to date defended its copyrights and has stopped certain other organizations from continuing the unauthorized duplication of the Company's payphone software. However, the copyright registrations would not prevent a competitor from independently creating payphones or other products that are functionally equivalent to those of the Company. The Company licenses the use of its proprietary software and designs through licensing provisions in its sales agreements, and the provisions are designed to prevent duplication and unauthorized use of the Company's software.

The Company licenses certain technologies, including patents and other intellectual property rights licensed in connection with the acquisition of the public terminal assets of Lucent Technologies Inc. during the year ended March 31, 1998, from third parties under agreements providing for the payment of royalties. Royalty expense during the years ended March 31, 1999 and 1998 approximated $220 and $86, respectively.

Other Risk Factors

The Company's business is subject to a number of risks, some of which are beyond the Company's control. Some of these risks are described below. Other risks are described in other parts of this Form 10-K.

Integration of Acquired Businesses. As a result of the acquisition of the public terminal assets of Lucent Technologies Inc. and the acquisition of Technology Service Group, Inc. during the year ended March 31, 1998, the Company has devoted and continues to devote significant management resources to integrate the operations of the acquired businesses with those of the Company, thereby detracting from attention to the day to day business of the Company. Such integration has included coordinating geographically separated organizations and facilities, integrating personnel and combining corporate cultures, integrating the disparate products acquired, and eliminating unnecessary and duplicative facilities, employees, programs and expenses.

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

Changes in Telecommunications Law and Regulations. Changes in domestic and international telecommunications requirements could affect sales of the Company's products and the operations of the Company's customers. In the United States, the Company's products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, the Company's products must meet various requirements of local telecommunications authorities. Failure by the Company to obtain timely approval of products or promptly modify products as necessary to meet new regulatory requirements could have a material adverse effect on the Company's business, operating results and financial condition.

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

Volatility of Stock Price. The Company's Common Stock has experienced substantial price volatility, particularly as a result of variations between the Company's actual or anticipated financial results and the published expectations of analysts and announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock in the future.

Employees

As of May 31, 1999, the Company employed 300 full-time employees. The Company is not a party to any collective bargaining agreement and believes that its relations with its employees are good.

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

Parts 15 and 68 of the FCC rules govern the technical requirements that payphone and other telephone products must meet in order to qualify for FCC registration and interconnection to the telephone network. The Company has performed those tests necessary to assure compliance with these technical requirements and obtained FCC registration for its various payphone terminal products.

The Company's products must be tested and approved by various regulatory bodies in international markets in which the Company sells its products, and these approvals must be obtained before the importation of the products by customers. The appropriate regulatory body has approved the products exported by the Company.

The regulation of telecommunications providers by the FCC and state regulatory authorities has a direct effect on the Company's product designs. The Company designs its products to comply with regulations applicable to provision of public communications services. The Company's products may require modification to comply with new technical or regulatory requirements or other factors upon adoption of new regulations by federal and state authorities.

State regulatory authorities have adopted a variety of regulations that vary from state to state, governing technical and operational requirements of privately owned payphones. These requirements include the following:
dialtone-first capability to allow free calls to operator, emergency, information and toll free numbers without a coin deposit; multi-coin capability; calculation of time-of-day and weekend discounts; prohibition of post-call charges; advisement to callers of additional charges for additional time before disconnecting; provisions of certain information statements posted on cabinets; provision of local telephone directories; mandatory acceptance of incoming calls; reduced charges for local calls from certain locations such as hospitals or rest homes; and restrictions as to the location and hours of operation of such payphones. The states have also established tariffs for local and intrastate coin "sent-paid" calls, and in many instances for Zero-Plus Calls.

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

Most states require that owner/operators of private payphones be certified by the state's public utility commission and file periodic reports. As a manufacturer and seller of payphone terminals, the Company does not believe that any states currently require the Company to be certified.

The Telecommunications Act. On September 20, 1996, the FCC released its order (the "Order") adopting regulations to implement the section of the Telecommunications Act that mandated fair compensation for all payphone service providers and otherwise changed the regulatory regime for the payphone industry pursuant to the Telecommunications Act. The Telecommunications Act requires that the FCC establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call using their payphone. Among other matters, the Order addressed compensation for non-coin calls and local coin calling rates, ordered the discontinuation of payphone subsidies from basic exchange and exchange access revenues which favored payphones operated by telephone companies, and authorized RBOCs and other providers to select service providers.

The Order required payphones operated by regulated telephone companies to be removed from regulation, separating payphone costs from regulated accounts by April 15, 1997. This requirement was intended to eliminate all subsidies that favored payphones operated by the telephone companies. Telephone companies were also required to reduce interstate access charges to reflect separation of payphones from regulated accounts. In order to eliminate discrimination, the telephone companies were also required to offer coin line services to independent payphone service providers if they continue to connect their payphones to central office-driven coin line services. The FCC did not mandate unbundling of specific coin line related services, but did make provisions to allow states to impose further payphone services requirements that are consistent with the Order.

The Order authorized RBOCs to select the operator service provider serving their payphones and for independent payphone service providers to select the operator service provider serving their payphones. This provision preempted state regulations that required independent payphone service providers to route intralata calls to the telephone companies. The FCC, however, did not establish conditions that require operator service providers to pay independent payphone service providers the same commission levels as the RBOCs demand.

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

On July 1, 1997, the United States Court of Appeals for the District of Columbia Circuit issued its decision on appeals of certain portions of the Order. The Court ruled that the FCC was unjustified in setting the per-call compensation rate at an amount equal to the deregulated local coin rate. The Court also held that interim compensation for Zero-Plus calls must be included in the new interim compensation plan. Finally, the Court upheld the FCC's authority to regulate the rates charged for local coin calls (thereby eliminating state limitations on such rates) and the FCC's decision to require the carrier rather than the calling party to pay the compensation to payphone service providers for toll free and access code calls. The Court vacated and remanded to the FCC for further consideration the issues of compensation for toll free and access code calls both on a permanent and an interim basis.

On October 9, 1997, the FCC adopted a revised compensation plan on remand from the Court of Appeals. The revised plan set compensation at a rate of $.284 per completed call, during the period October 7, 1997 through October 6, 1999. After October 6, 1999, the per call compensation rate was set at the local coin rate minus $.066. The FCC's decision was appealed to the U.S. Court of Appeals for the District of Columbia Circuit, which reversed and remanded the matter to the FCC.

On January 28, 1999, the FCC adopted a Third Report and Order in its proceeding implementing the payphone compensation provisions of the Telecommunications Act. This Order stated that compensation issues should be determined by marketplace negotiations. In the absence of such a negotiated rate, the Order established a default compensation rate for dial-around and toll free calls of $.24 per completed call. In addition, the FCC applied the new rate retroactively to all compensation owed since October 7, 1997. Multiple petitions for reconsideration of the Order are pending before the FCC, which seek both to increase and decrease the compensation amount, and to change the compensation amount from a flat rate per call to a variable rate depending on call duration. There can be no assurance as to the impact on dial-around compensation of such petitions to the FCC and the courts. The ultimate outcome with respect to dial-around compensation will have a significant impact on the business and operations of payphone service providers and thus the demand for payphones.

On January 29, 1998, the FCC adopted a rule that all operator service providers must orally disclose to callers how to obtain the total cost of the call, before the call is connected, by pressing up to two keys on the phone or by staying on the line. Operator service providers need not provide an exact rate quote unless the caller specifically requests it. Operator service providers had to comply with the new rule by July 1, 1998. The Company's products provide rate quotes and comply with the rule with respect to coin calls. Also, payphone suppliers that offer automated operator service features in their products and technology that allows payphone service providers to validate calling and credit cards, and use stored data for billing and collecting Zero-Plus calls are also required to comply with the rule by providing rate quote capability in the product. The Company had previously included such technology in its product features and expected that it would have to modify its product software to provide the features to comply with the rule. However, the Company has since discontinued offering such features in its products and, thus, the Company's payphone terminal products must be programmed to connect Zero-Plus calls to OSPs selected by the payphone operator in order to process Zero-Plus calls. Accordingly, the OSP selected by the payphone operator is responsible for compliance with these rules, and such rules do not affect the operation of the Company's products.

The Company cannot predict the outcome of future FCC actions with respect to compensation to payphone service providers or other matters, the outcome of additional rulings, if any, by the courts, nor the impact that such additional actions might have on the Company, its customers or the public communications industry in general.

Environmental Matters

In April 1997, TSG received a formal "no further action status" notification from the Florida Department of Environmental Protection (the "FDEP") after several years of evaluation, assessment and monitoring of soil and groundwater contamination at one of its former facilities in Florida. It is always possible that the FDEP could reopen the investigation in the future and require the Company to take further actions at the site. The Company cannot estimate a range of costs, if any, that it could incur in the future since such costs would be dependent upon the scope of additional actions, if any, that may be required by the State of Florida.

TSG is a Potentially Responsible Party ("PRP") for undertaking response actions at a facility for the treatment, storage, and disposal of hazardous substances operated by Seaboard Chemical Corporation from 1975 to 1989 at Jamestown, North Carolina. However, as a small generator "De Minimis" party, TSG was permitted to execute a buy-out agreement with respect to the remediation activities at the site. The Company believes, based on presently available information, that it has no further obligations with respect to the site. However, if additional waste is attributed to TSG, it is possible that the Company could be liable for additional costs. The Company cannot estimate a range of costs, if any, that it could incur in the future since such costs would be dependent upon the amount of additional waste, if any, that could be attributed to TSG.

TSG is also a PRP with respect to response actions at the Galaxy/Spectron Superfund Site in Elkton, Maryland. TSG is also a De Minimis party with respect to this site, and believes its proportionate share of costs to undertake response actions will likely be insignificant. The Company has received notification that the De Minimis parties will be able to buy out and obtain a release from any further clean-up liability at the site at a cost presently estimated at $3.70 per gallon of contributed waste, which would amount, based on information available to the Company, to $3 with respect to TSG's contribution. The Company has not incurred any costs with respect to this site and believes that its ultimate costs will not be material.

Item 2.   PROPERTIES

The Company owns and occupies two 24,000 square foot buildings located at 6428 Parkland Drive, Sarasota, Florida. These buildings were constructed in 1987 and 1989, respectively. The two buildings are owned subject to mortgage indebtedness pursuant to a promissory note with a bank.

The Company leases the following properties:

o A 16,000 square foot manufacturing facility located at 6448 Parkland Drive, Sarasota, Florida under a three-year lease that commenced in December 1997;

o A 53,400 square foot manufacturing facility located at 315 Waugh Boulevard, Orange, Virginia under a one year lease agreement that commenced on July 31, 1998 and that is renewable by the Company for three additional terms of one year each;

o 5,600 square feet of sales and engineering space located in a building at 225 Curie Drive, Alpharetta, Georgia under a three-year lease that commenced on December 1, 1998.

The Company believes that its owned and leased space is adequate for its current business.

Item 3.   LEGAL PROCEEDINGS

Nogah Bethlahmy, et al. plaintiffs v. Randy S. Kuhlmann, et al. defendants. San Diego Superior Court Case No. 691635.

As previously reported, this putative class action was filed in 1995 in the Superior Court of the State of California for the County of San Diego alleging that Amtel Communications, Inc. ("Amtel"), a former customer of the Company that filed for bankruptcy, conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in Amtel by operating a Ponzi scheme. See Item 3, Legal Proceedings of Part I of the Company's Form 10-KSB for the fiscal year ended March 31, 1996 and Item 1, Legal Proceedings of Part II of the Company's Form 10-Q for the quarter ended September 30, 1996.

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

While the Company is subject to various other legal proceedings incidental to the conduct of its business, there are no such pending legal proceedings which are material to the business of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market System of The Nasdaq Market under the symbol "ECTL." The Company's Redeemable Warrants to purchase common stock were listed on the Nasdaq National Market System of The Nasdaq Market under the symbol "ECTLW" from February 3, 1998 to January 13, 1999. The Redeemable Warrants expired on May 9, 1999. The following table sets forth the high and low sales prices of the Company's Common Stock for each of the quarterly periods during the years ended March 31, 1999 and 1998 as reported by the Nasdaq National Market System:

                                                    High               Low
                                                    ----               ---
     Fiscal 1999:
        Quarter Ended June 30, 1998                6 23/32           4 3/16
        Quarter Ended September 30, 1998           6 1/2             4 1/4
        Quarter Ended December 31, 1998            6 1/4             4 3/4
        Quarter Ended March 31, 1999               5 7/8             3 1/4
     Fiscal 1998:
        Quarter Ended June 30, 1997                6 5/8             5 1/4
        Quarter Ended September 30, 1997           7 1/4             5 5/8
        Quarter Ended December 31, 1997            8 1/8             5 5/8
        Quarter Ended March 31, 1998               6 1/4             4 3/4

At June 17, 1999, the Company had 407 holders of record of its Common Stock.

The Company has never declared or paid any cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. Under the terms of a Restated Loan and Security Agreement between the Company and its bank, the Company is prohibited from paying dividends, other than dividends payable in Common Stock, without the prior written consent of the bank.

                                   ----------

Item 6. SELECTED FINANCIAL DATA

The following selected financial data (in thousands, except per share data) is qualified in its entirety by reference to the more detailed consolidated financial statements and notes thereto included elsewhere in this report. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       Year Ended March 31,
                                      -------------------------------------------------------
                                         1999      1998         1997       1996        1995
                                         ----      ----         ----       ----        ----
Results of Operations (1)
Net sales                             $ 65,263   $ 46,250    $ 26,832    $ 21,462    $ 25,090
Cost of sales                           43,635     28,645      15,883      13,238      14,776
Selling, general and administrative
  expenses                              10,560      9,930       6,326       6,465       5,791
Engineering, research and
  development expenses                   6,121      4,514       2,623       2,257       1,758
Amortization expense                     2,084        654          32          25          --
Other charges (credits) (2)              1,772         --        (331)      1,844          --
Interest (income) expense                  517       (103)       (205)       (215)       (285)
Income tax expense (benefit)               213        853         876        (861)       (474)
Net income (loss)                     $    361   $  1,757    $  1,628    $ (1,291)   $  3,524
Earnings (loss) per common and
  common equivalent share (3):
    Basic                             $   0.03   $   0.18    $   0.20    $  (0.16)   $   0.48
    Diluted                           $   0.03   $   0.18    $   0.20    $  (0.16)   $   0.45
Financial Position
Current assets                        $ 31,327   $ 28,124    $ 10,982    $ 10,227    $  9,927
Current liabilities                     10,634      7,887       3,085       3,939       4,352
Working capital                         20,693     20,237       7,897       6,288       5,575
Total assets                            71,295     67,438      15,944      14,929      16,225
Long-term obligations                   10,355      9,891         232         432         782
Retained earnings (deficit)              3,680      3,319       1,562         (66)      1,225
Stockholders' equity                  $ 50,306   $ 49,660    $ 12,627    $ 10,558    $ 11,091

(1) On December 18, 1997, the Company acquired Technology Service Group, Inc. ("TSG") pursuant to a merger and on September 30, 1997 acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business (the "Lucent Assets"). The Company's consolidated statement of operations for the year ended March 31, 1999 includes the operating results of TSG and the operating results from the Lucent Assets. The Company's consolidated statement of operations for the year ended March 31, 1998 includes the operating results of TSG and the operating results from the Lucent Assets from the respective dates of acquisition.

(2) Other charges for the year ended March 31, 1999 include expenses of $1,240 incurred in connection with a possible business combination that was terminated by the Company and $490 of charges related to the reorganization of the Company's sales and marketing organization (see
         Item 1 - "Business - Recent Developments"). Other charges (credits) for the years ended March 31, 1996 and 1997 represent an impairment reserve with respect to notes receivable due to the bankruptcy of one of the Company's customers, legal expenses related to the bankruptcy proceeding and adjustments thereto related to the settlement of the proceeding. See Item 8 - "Consolidated Financial Statements and Supplementary Data."

(3) Earnings per share have been restated for the years ended March 31, 1997, 1996 and 1995 to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 - "Consolidated Financial Statements and Supplementary Data". Dollar amounts, except per share data, are stated in thousands.

Results of Operations

On December 18, 1997, the Company acquired Technology Service Group, Inc. ("TSG") pursuant to a merger for a total purchase price of $35,605, and on September 30, 1997, the Company acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business (the "Lucent Assets") for a total purchase price of $5,957 (the "fiscal 1998 acquisitions"). The Company's consolidated statement of operations for the year ended March 31, 1999 includes the operating results of TSG and the operating results from the Lucent Assets. The Company's consolidated statement of operations for the year ended March 31, 1998 includes the operating results of TSG and the operating results from the Lucent Assets from their respective dates of acquisition.

Net income for the year ended March 31, 1999 ("fiscal 1999") declined to $361, or $.03 per diluted share, from $1,757, or $.18 per diluted share, for the year ended March 31, 1998 ("fiscal 1998") as compared to $1,628, or $.20 per diluted share, for the year ended March 31, 1997 ("fiscal 1997"). The decline in net income for fiscal 1999 is attributable to a number of factors, including, among others: (i) a reduction in gross profit margin as a percentage of sales; (ii) an increase in costs and expenses due to the fiscal 1998 acquisitions and integration of the operations and assets acquired; (iii) expenses of $1,240 incurred in connection with negotiations concerning a possible business combination that were terminated by the Company; and (iv) a charge of $490 related to the reorganization of the Company's sales and marketing organization, all of which are more fully explained herein. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $4,338 for fiscal 1999 compared to $3,806 for fiscal 1998 and $2,728 for fiscal 1997.

                       Fiscal 1999 compared to Fiscal 1998

The following table shows certain line items in the Company's consolidated statements of operations for fiscal 1999 and fiscal 1998 that are discussed below together with amounts expressed as a percentage of sales and with the change in the line item from period to period expressed as a percentage increase or (decrease).

                                           Fiscal        Percent         Fiscal         Percent      Percentage
                                            1999         of Sales         1998          of Sales        Change
                                        -------------  -------------  -------------   -------------  -------------

Net sales                                   $ 65,263            100%      $ 46,250             100%            41%
Cost of goods sold                            43,635             67         28,645              62             52
Selling, general and administrative
  expenses                                    10,560             16          9,930              21              6
Engineering, research and
  development expenses                         6,121              9          4,514              10             36
Amorization                                    2,084              3            654               1            219
Interest (income) expense                        517              1           (103)             --           (602)
Other charges                                  1,772              3             --              --             --
Income tax expense                               213             --            853               2            (75)

Net sales increased by $19,013, or 41%, to $65,263 for fiscal 1999 as compared to $46,250 for fiscal 1998 primarily due to an increase in volume, a significant portion of which is attributable to the fiscal 1998 acquisitions, offset by a slight decline in average selling prices to independent payphone service providers. Sales to domestic independent payphone service providers during fiscal 1999 represented 38% of the Company's sales and increased by $4,024 or 19%, to $25,076, from $21,052 during fiscal 1998. Sales to domestic telephone companies during fiscal 1999 represented 50% of the Company's sales and increased by $16,508, or 103%, to $32,507, from $15,999 during fiscal 1998.
Export sales during fiscal 1999 represented 12% of the Company's sales and declined by $1,519, or 17%, to $7,680, from $9,199 during fiscal 1998. During fiscal 1999, sales of payphone terminals and printed circuit board control modules and related retrofit kits accounted for $42,548, or 65% of sales, as compared to $33,356, or 72% of sales, during fiscal 1998. Sales of payphone components and assemblies approximated $11,820, or 18% of sales, during fiscal 1999 as compared to $9,688, or 21% of sales, during fiscal 1998. Repair, refurbishment and upgrade sales approximated $9,895, or 15% of sales, during fiscal 1999 as compared to $2,285, or 5% of sales, during fiscal 1998. Software sales approximated $380 during fiscal 1999 as compared to $382 during fiscal 1998. Sales related to other services approximated $620 during fiscal 1999 as compared to $539 during fiscal 1998. Fiscal 1998 sales include sales of $580 to TSG prior to the acquisition date. During the latter part of fiscal 1999, the demand for the Company's products was constrained by the recent merger activity among both independent payphone service providers and domestic telephone companies, and on-going disputes related to the amount and payor of dial-around compensation required by the 1996 Telecommunications Act. Also, the payphone operating units of domestic telephone companies began to eliminate marginal payphone locations as part of their efforts to improve profitability as separate operating units, which reduced their product requirements with respect to new installations. The Company believes, but cannot assure, that the demand of domestic telephone companies for its products will begin to improve sometime during the next year. In addition, the Company believes, but cannot assure, that the final resolution of dial-around compensation (depending upon the nature of such final resolution) will increase the revenues and cash flows of payphone service providers, which may stimulate demand for the Company's products.

Cost of sales as a percentage of net sales increased to 67% during fiscal 1999 from 62% during fiscal 1998 as a result of several factors, including: (i) the increase in the percentage of sales to domestic telephone companies, particularly repair, refurbishment and upgrade of customer owned equipment, at margins lower than those achieved from other products; (ii) a slight reduction in average selling prices, primarily to large independent payphone service providers; (iii) the introduction of new products, such as the Eclipse(TM) payphone terminal, with an initially higher start-up manufacturing cost; and
(iv) a shift in export sales towards such new products. The Company is in the process of implementing programs to reduce the cost of such products, and believes, but cannot assure, that its profit margins will improve slightly during the next year with respect to such products.

Selling, general and administrative expenses increased by $630, or approximately 6%, during fiscal 1999 as compared to fiscal 1998, and represented 16% of sales in fiscal 1999 versus 21% in fiscal 1998. The increase in selling, general and administrative expenses results from inclusion of TSG's operations for a full year, versus a part of the year in fiscal 1998, and an increase in sales commissions related to the 41% increase in sales, offset significantly by reductions in personnel and facilities costs from the integration of TSG's operations into those of the Company and from the restructuring of the Company's selling and marketing organization. In addition, the Company's provision for credit losses, which in fiscal 1998 included significant reserves related to the impairment of certain international notes, declined from $1,352 in fiscal 1998 to $117 in fiscal 1999.

Engineering,   research  and  development   expenses  increased  by  $1,607,  or
approximately 36%, during fiscal 1999 as compared to fiscal 1998, and represented 9% of sales in fiscal 1999 versus 10% in fiscal 1998. During fiscal 1999, the Company expanded its engineering resources in an attempt to develop advanced digital microprocessor based technology and an advanced open architecture network management software system that would enable the integration of the Company's technologies in advanced video, information and internet terminal applications for various vertical markets. The increase in fiscal 1999 engineering, research and development expenses from the expansion of product development activities and the inclusion of development activities related to the TSG product line and the technology acquired from Lucent for a full year, versus a part of the year in fiscal 1998, was partially offset by reductions in personnel and facilities costs from the integration of TSG's development activities into those of the Company. In addition, software development costs capitalized during fiscal 1999 approximated $639 as compared to approximately $100 in fiscal 1998.

Amortization expense during fiscal 1999 increased by $1,430 to 3% of sales versus 1% of sales during fiscal 1998. The increase is primarily attributable to amortization of goodwill and identifiable intangible assets recorded in connection with the fiscal 1998 acquisitions for an entire year as compared to part of the year in fiscal 1998.

The Company incurred net interest expense during fiscal 1999 of $517 as compared to net interest income of $103 during fiscal 1998 primarily as a result of an increase in average outstanding indebtedness related to the fiscal 1998 acquisitions and capital additions, including capitalized software, of $2,148.

Other charges during fiscal 1999 include $1,240 of expenses, consisting primarily of legal, accounting and consulting fees incurred in connection with negotiations concerning a possible business combination that were terminated by the Company in April 1999 and $490 of charges related to the reorganization of the Company's sales and marketing organization.

The Company's effective tax rate increased to 37% in fiscal 1999 from 33% in fiscal 1998 primarily due to an increase in nondeductible expenses consisting primarily of amortization of goodwill.

                       Fiscal 1998 compared to Fiscal 1997

The following table shows certain line items in the Company's consolidated statements of operations for fiscal 1998 and fiscal 1997 that are discussed below together with amounts expressed as a percentage of sales and with the change in the line item from period to period expressed as a percentage increase or (decrease).

                                           Fiscal        Percent         Fiscal         Percent      Percentage
                                            1998         of Sales         1997          of Sales        Change
                                        -------------  -------------  -------------   -------------  -------------
Net sales                                   $ 46,250            100%      $ 26,832             100%            72%
Cost of goods sold                            28,645             62         15,883              59             80
Selling, general and administrative
  expenses                                     9,930             21          6,326              24             57
Engineering, research and
  development expenses                         4,514             10          2,623              10             72
Amortization                                     654              1             32              --          1,944
Interest (income)                               (103)            --           (205)             (1)           (50)
Other (credits)                                   --             --           (331)             (1)          (100)
Income tax expense                               853              2            876               3             (3)

Net sales increased by $19,418, or 72%, to $46,250 for fiscal 1998 as compared to $26,832 for fiscal 1997, primarily due to the fiscal 1998 acquisitions and an increase in volume offset a slight reduction in average selling prices to independent payphone service providers. Sales to domestic independent payphone service providers during fiscal 1998 represented 46% of sales and increased by $3,098, or 17%, to $21,052, from $17,954 during fiscal 1997. Sales to domestic telephone companies during fiscal 1998 represented 36% of sales and increased by $15,166 to $15,999, from $833 during fiscal 1997. Export sales during fiscal 1998 represented 20% of sales and increased by $1,154, or 14%, to $9,199, from $8,045 during fiscal 1997. During fiscal 1998, sales of payphone terminals and printed circuit board control modules and related retrofit kits accounted for $33,356, or 72% of sales, as compared to $23,572, or 88% of sales, during fiscal 1997. Sales of software, payphone components and payphone assemblies approximated $10,070, or 22% of sales, during fiscal 1998 as compared to $2,910, or 11% of sales, during fiscal 1997. Repair, refurbishment and upgrade sales approximated $2,285, or 5% of sales, during fiscal 1998 as compared to no such revenues during fiscal 1997. Sales related to other services approximated $539 during fiscal 1998 as compared to $350 during fiscal 1997. Fiscal 1998 sales include sales of $580 to TSG prior to the acquisition date.

Cost of sales as a percentage of net sales increased to 62% during fiscal 1998 from 59% during fiscal 1997 as a result of: (i) the increase in the percentage of sales to domestic telephone companies (from 3% in fiscal 1997 to 35% in fiscal 1998) at margins lower than those achieved from other products; and (ii) a slight reduction in average selling prices to independent payphone service providers.

Selling, general and administrative expenses increased by $3,604, or approximately 57%, during fiscal 1998 as compared to fiscal 1997, and represented 21% of sales in fiscal 1998 versus 24% in fiscal 1997. The increase in selling, general and administrative expenses is primarily attributable to the acquisition of TSG, an increase in sales commissions related to the 72% increase in sales, an increase in sales and marketing personnel and an increase in the Company's provision for credit losses of $1,872, which in fiscal 1998 included significant reserves related to the impairment of certain international notes and in fiscal 1997 reflected a net recovery of $171 with respect to previous impairment reserves.

Engineering,   research  and  development   expenses  increased  by  $1,891,  or
approximately 72%, during fiscal 1998 as compared to fiscal 1997, and represented 10% of sales in fiscal 1998 and fiscal 1997. The increase in fiscal 1998 engineering, research and development expenses is primarily attributable to the expansion of engineering resources to support the technology acquired from Lucent and the acquisition of TSG. Software development costs capitalized during fiscal 1998 approximated $100. During fiscal 1997, the Company capitalized no software development costs.

Amortization expense during fiscal 1998 increased by $622 to 1% of sales during fiscal 1998 due to amortization of goodwill and identifiable intangible assets recorded in connection with the fiscal 1998 acquisitions.

The decrease in net interest income during fiscal 1998 is primarily attributable to an increase in average outstanding indebtedness as a result of the fiscal 1998 acquisitions.

Other credits during fiscal 1997 represent the net recovery with respect to a fiscal 1996 impairment reserve on notes receivable due to the bankruptcy of one of the Company's customers.

The Company's effective tax rate declined to 33% in fiscal 1998 from 35% in fiscal 1997 primarily due to an increase in research and development credits, which was partially offset by an increase in state income tax expense.

Impact of Inflation

The Company's primary costs, inventory and labor, increase with inflation. However, the Company does not believe that inflation and changing prices have had a material impact on its business.

Liquidity and Capital Resources

The Company finances its operations, working capital requirements and capital expenditures from internally generated cash flows and financing available under a loan agreement between the Company and its bank. The Company believes that its anticipated cash flow from operations and financing available under the loan agreement will be sufficient to fund its working capital requirements, capital expenditures and long term debt obligations through March 31, 2000.

Financing Activities. On March 29, 1999, the Company and its bank entered into an amendment (the "Amendment") that modified the terms of the Restated Loan and Security Agreement (the "Loan Agreement") between the parties dated November 25, 1997. Pursuant to the Amendment: (i) the Company's working capital revolving credit line was reduced from $15 million to $10 million; (ii) the Company borrowed $4 million pursuant to a term note payable in sixty (60) equal monthly installments, including interest at an annual interest rate of 7.55%; and (iii) the Company established a $1.5 million revolving credit line to finance the Company's capital expenditures. The proceeds from the term note were used to reduce the Company's then outstanding indebtedness under the $15 million working capital revolving credit line. Indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the assets of the Company. The Loan Agreement contains covenants that prohibit or restrict the Company from engaging in certain transactions without the consent of the bank, including mergers or consolidations and disposition of assets, among others. Additionally, the Agreement requires the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these covenants or the occurrence of an event of default, if not waived, could accelerate the maturity of the indebtedness outstanding under the Loan Agreement.

The Company borrows funds under its revolving credit lines to finance capital expenditures, increases in accounts and notes receivable and inventories and decreases in bank overdrafts (as drafts clear), accounts payable and accrued liability obligations to the extent that such requirements exceed cash provided by operations, if any. The Company also uses the financing available under its revolving credit lines to fund operations and payments on long-term debt when necessary. The Company measures its liquidity based upon the amount of funds the Company is able to borrow under its revolving credit lines, which varies based upon operating performance and the value of current assets and liabilities.

Indebtedness outstanding under the working capital revolving credit line cannot exceed the value of eligible collateral, as defined in the Loan Agreement, consisting of domestic accounts receivable and inventories. The working capital revolving credit line matures on November 25, 2002. The capital expenditure revolving credit line matures on July 31, 2000. Interest on amounts borrowed under the revolving credit lines is payable monthly at the bank's floating 30 day Libor rate plus 1.5% (6.44% at March 31, 1999). Outstanding debt under the working capital revolving credit line amounts to $5,185 and $7,645 at March 31, 1999 and 1998, respectively. At March 31, 1999, the Company was able to borrow up to a maximum of $10,000 under the working capital revolving credit line based on the value of eligible collateral. At March 31, 1999, outstanding debt under the term note amounted to $4 million. As of March 31, 1999, the Company had not used the $1.5 million capital expenditure revolving credit line.

During the year ended March 31, 1998, the initial financing under the Loan Agreement was used to refinance and retire the Company's then outstanding debt under a $2,000 working capital line of credit and notes incurred to finance the purchase of the Lucent assets, including a $3,050 installment note due on October 2, 2004 and term notes of $3,800 that were due on March 31, 1998. In addition, on December 18, 1997, the Company retired TSG's outstanding bank indebtedness of $3,970 from proceeds drawn under the Loan Agreement. During the year ended March 31, 1999, net payments under the Company's working capital credit line amounted to $2,460. Net proceeds under the working capital revolving credit line during the year ended March 31, 1998 amounted to $3,675. During the year ended March 31, 1997, net payments under the Company's working capital credit line amounted to $965.

On November 26, 1997, the Company borrowed $1,920 pursuant to the terms of a mortgage note and retired its then outstanding mortgage note with a principal balance of $315 and a maturity date of May 23, 1999. The November 26, 1997 mortgage note bears interest at a rate of 8.5% per annum and is payable in fifty-nine equal monthly installments of $19 and a final installment of $1,533 due on November 26, 2002. Principal payments under the mortgage notes during the years ended March 31, 1999, 1998 and 1997 amounted to $66, $452 and $431, respectively.

During the years ended March 31, 1999, 1998 and 1997, the net proceeds from the exercise of common stock options amounted to $285, $295 and $266, respectively.

Operating Activities. Cash used for operating activities during fiscal 1999 amounted to $2,686. During fiscal 1998 and 1997, the Company generated cash from operating activities of $2,701 and $2,921, respectively. Cash flow from operations before changes in operating assets and liabilities decreased to $4,412 in fiscal 1999 from $4,680 in fiscal 1998 as compared to $2,334 in fiscal 1997. Changes in operating assets and liabilities during fiscal 1999 and 1998, particularly accounts and notes receivable, inventories, accounts payable and accrued liabilities, have significantly reduced or exceeded cash flows provided by operations before such changes. During fiscal 1999 and fiscal 1998, the Company used $7,098 and $1,979 of cash to fund net increases in operating assets and liabilities. During fiscal 1997, the Company generated cash of $587 from a net reduction in operating assets and liabilities.

Extension of credit to customers and inventory purchases represent the principal working capital requirements of the Company. The Company's current assets increased by $3,203, or approximately 11%, from $28,124 at March 31, 1998 to $31,327 at March 31, 1999, predominantly from an increase in accounts and notes receivable of $802 and an increase in inventory of $4,890. Current liabilities increased by $2,747, or approximately 35%, from $7,887 at March 31, 1998 to $10,634 at March 31, 1999, predominantly from an increase in accounts payable and bank overdrafts. The Company experiences varying accounts receivable collection periods from its three primary customer markets. The Company believes that uncollectible accounts and notes receivable will not have a significant effect on future liquidity, as a significant portion of its accounts and notes receivable are due from customers with substantial financial resources.

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

Investing Activities. Net cash used for investing activities during the years ended March 31, 1999, 1998 and 1997 amounted to $2,140, $7,493 and $634, respectively. Cash used for the acquisitions of TSG and the Lucent assets aggregated $447 and $5,957, respectively, during the year ended March 31, 1998. The Company's capital expenditures consist primarily of manufacturing tooling and equipment, computer equipment and building improvements required for the support of operations. Cash used for capital expenditures and capitalized software aggregated $2,148, $1,089 and $635 during the years ended March 31, 1999, 1998 and 1997, respectively. The Company has not entered into any significant commitments for the purchase of capital assets other than manufacturing tooling in an amount of approximately $500.

Year 2000 Discussion

The Company is continuing its efforts to assess the impact of Year 2000 on its business and address Year 2000 issues. Year 2000 issues result from computer programs designed to use two-digit date codes rather than four digits to define the applicable year. As a result, there is a risk that programs with time-sensitive software may recognize a year using "00" as the year 1900 rather than the year 2000, resulting in system miscalculations or system failures.

The Company has identified several general areas in which Year 2000 concerns may be material if not resolved before January 1, 2000. These areas include (1) products and services of the Company, (2) management information systems and other systems within the Company, and (3) third parties that provide materials and services (including utilities) to the Company.

The Company established a "Validation Test Plan" to assess Year 2000 compliance of all products and services currently sold or supported by the Company. This test plan was designed to identify the products and services currently supported by the Company, features of such products and services that required assessment, and the approach and resources required. The Validation Test Plan was also designed to assess Year 2000 compliance of those items in order of relative importance to the Company. As of April 1999, the Company believes that it has completed its Year 2000 compliance testing with respect to the products and systems it currently sells and supports. In addition, as of April 1999, the Company has completed substantially all Year 2000 software modifications to such products, and the Company believes that such products are Year 2000 compliant or Year 2000 compliant with issues. The Company continues to modify certain product software or develop Year 2000 complaint software for certain products, and believes, but cannot assure, that the products the Company presently sells and supports will be Year 2000 compliant or Year 2000 compliant with issues by December 31, 1999. The Company believes that products defined as Year 2000 compliant with issues will operate properly in year 2000 if programmed and configured in accordance with the Company's published guidelines. Based on the present status of the Company's compliance testing and remediation activities to date, the Company does not believe that it will incur material additional engineering expenses to bring the remaining products and systems it presently sells and supports into Year 2000 compliance. However, there can be no assurance that the Company's tests pursuant to its Validation Test Plan have detected or will detect all instances of Year 2000 noncompliance, that the cost of future remediation activities will not be material or that all software upgrades for all of the Company's products and systems will be available by December 31, 1999.

Based on the Company's compliance testing and identification of software modifications required to achieve Year 2000 compliance of its products, the only products historically sold by the Company that will not be Year 2000 compliant or compliant with issues are products the manufacture of which has been discontinued and that are no longer supported by the Company. These discontinued products are not Year 2000 compliant and the Company does not intend to bring these products into compliance, and has so notified its customers. The Company does not believe that it has an obligation to bring these discontinued products into compliance or an obligation to replace these products under its warranties since those products were last sold more than five years ago. Accordingly, the Company has not recorded any liability related to these products in its financial statements.

The Company has provided information to its customers and others about its Year 2000 compliance program. The Company's web site describes each product historically supplied by the Company and its status as "compliant", "not compliant", "compliant with issues" with an attached description of the issues, or "compliance anticipated" with a projected release date.

The Company has concluded that its internally managed call rating software should be rewritten to upgrade its features and to integrate the software into the Company's new open architecture management software system presently under development, in addition to the modifications required to bring the software into Year 2000 compliance. The upgrade of the Company's call rating software is being undertaken by outside consultants in conjunction with the Company's personnel at an estimated cost of approximately $150, and is expected to be completed by no later than December 31, 1999. If the Company does not complete the upgrade by December 31, 1999, the Company would not be able to provide Year 2000 compliant call rating files to its customers. However, such files are available from third parties.

The risks associated with the failure of the Company's products to be Year 2000 compliant include: (1) loss of data from or an adverse impact on the reliability of data generated by the Company's products; (2) loss of functionality; (3) failure to communicate with other non-Company user applications of its customers that may not be Year 2000 compliant; and (4) potential litigation by customers with respect to products and services no longer supported.

The Company purchased new business software in June 1997, and based on representations received from the vendor, the Company believes that its management information system is Year 2000 compliant. Based on the Company's internal testing, the Company believes that substantially all of the Company's related operating systems are also Year 2000 compliant with the exception of certain items which the Company does not believe are material. The Company continues to assess Year 2000 compliance of its other internal systems such as engineering, shipping, payroll and EDI systems and is upgrading these systems as required if deficiencies within these systems are deemed to be critical. The costs related to such system upgrades or acquisition of new Year 2000 compliant software to date have not been material, but the costs to complete such upgrades or acquisitions could be material. The risks associated with failure of such systems to be Year 2000 compliant are primarily the increase in administrative related functions and increased costs associated with such functions. The
Company believes that all critical internal systems will be assessed and remediated by the end of the third calendar quarter of 1999.

The Company has completed an inventory and tested all internal computer equipment, including personal computers, related servers and software for Year 2000 compliance. Based on the Company's testing, the Company plans to spend approximately $100 to replace and upgrade such equipment and software to achieve Year 2000 compliance. The Company believes that the necessary replacements and upgrades can be completed by the end of the third calendar quarter of 1999.

The Company has relationships with various third parties in the ordinary course of business. The Company continues to assess the readiness of third parties, especially critical suppliers and others that have material relationships with the Company, by sending questionnaires, evaluating responses and identifying the risks with respect to Year 2000 plans of those third parties. The Company will continue to identify the risks associated with third parties based on responses to those questionnaires and will then formulate appropriate contingency plans on a case by case basis to mitigate such risks. The Company expects to complete its assessment of the readiness of third parties by the end of the third quarter of calendar year 1999. The effect, if any, on the Company's results of operations from failure of these third parties to be Year 2000 compliant is not reasonably estimable but could be material.

The Company has begun, but not yet completed, an analysis of the operational problems that would be reasonably likely to result from the failure of the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company's Year 2000 efforts to date have been undertaken largely with its existing engineering and information technology personnel. The Company does not separately track the costs incurred for such efforts and such costs are principally the related compensation costs for those personnel.

The Company presently has no contingency plans for Year 2000 compliance problems that might arise, but will develop such contingency plans, as the Company identifies situations in which Year 2000 compliance could be a problem. However, there can be no assurance that any contingency plan will be timely or effective to avoid a material disruption of the Company's operations.

Selected Quarterly Data

The following sets forth a summary of selected statements of operations data (unaudited) for the quarters ended June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998:

                                                                 Quarter Ended
                                               ----------------------------------------------------------
                                               June 30,     September 30,     December 31,      March 31,
                                                 1997           1997              1997          1998 (1)
                                               --------     ------------      -----------       ---------
                                                                      Unaudited

Net sales                                      $ 6,753        $ 7,630          $ 13,592        $ 18,275
Cost of goods sold                               3,838          4,175             8,565          12,067
Net income                                     $   375        $   418          $    709        $    255
Earnings per common and
  common equivalent share:
    Basic                                      $  0.05        $  0.05          $   0.08        $   0.02
    Diluted                                    $  0.05        $  0.05          $   0.08        $   0.02

      (1) During the quarter ended March 31, 1998, the Company recorded additional impairment reserves related to notes receivable of approximately $866 as a result of the deterioration of the financial condition of certain foreign customers.

The following sets forth a summary of selected statements of operations data (unaudited) for the quarters ended June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999:

                                                                   Quarter Ended
                                          ---------------------------------------------------------------
                                           June 30,         September 30,     December 31,      March 31,
                                             1998              1998              1998            1999 (1)
                                          --------          -------------     -----------       ---------
                                                                      Unaudited

Net sales                                 $ 15,636           $ 18,808          $ 16,859          $ 13,960
Cost of goods sold                          10,309             12,276            11,320             9,730
Net income (loss)                         $    237           $    865          $    779          $ (1,520)
Earnings (loss) per common and
  common equivalent share:
    Basic                                 $   0.02           $   0.06          $   0.06          $  (0.11)
    Diluted                               $   0.02           $   0.06          $   0.06          $  (0.11)

      (1) During the quarter ended March 31, 1999, the Company recorded other charges of $1,772, including expenses of $1,240 incurred in connection with negotiations concerning a possible business combination that were terminated by the Company and $490 of charges related to the reorganization of the Company's sales and marketing activities.

Effects of New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which establishes standards for accounting of derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires entities to recognize derivative instruments as assets and liabilities and measure them at fair value, and to match the timing of gain or loss recognition on hedging instruments with the recognition of changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. Management does not believe that the adoption of SFAS 133 will have a significant impact on the Company's consolidated financial statements.

In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and new cost recognition principles and identifies the characteristics of internal use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. The Company does not hold any financial instruments for trading purposes or any investments in cash equivalents. The Company believes that its primary market risk exposure relates to the effects that changes in interest rates have on outstanding debt obligations that do not have fixed rates of interest. In addition, changes in interest rates impact the fair value of the Company's notes receivable and debt obligations. Additional information relating to the fair value of certain of the Company's financial assets and liabilities is included in Note 1 to the Company's consolidated financial statements included in Item 8 - "Consolidated Financial Statements and Supplementary Data."

The Company's international business consists of export sales, and the Company does not presently have any foreign operations. The Company's export sales to date have been denominated in U.S. dollars and as a result, no losses related to foreign currency exchange rate fluctuations have been incurred. There is no assurance, however, that the Company will be able to continue to export its products in U.S. dollar denominations or that its business will not become subject to significant exposure to foreign currency exchange rate risks. The Company has contracted with a foreign manufacturer to produce payphones and payphone assemblies for the Company, and related purchases have been denominated in U.S. dollars. Fluctuations in foreign exchange rates may affect the cost of the Company's products. However, changes in purchase prices related to foreign exchange rate fluctuations to date have not been material. The Company has not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations.

                                   ----------

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  38

Consolidated Balance Sheets at March 31, 1999 and 1998                        39

Consolidated Statements of Operations for the years ended
  March 31, 1999, 1998 and 1997                                               40

Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997                                               41

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended March 31, 1999, 1998 and 1997                           42

Notes to Consolidated Financial Statements                                    43

Financial Statement Schedules:

         All financial statement schedules are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   ----------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Elcotel, Inc.:

We have audited the accompanying consolidated balance sheets of Elcotel, Inc. and subsidiaries (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elcotel, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE
Tampa, Florida
June 11, 1999

                         ELCOTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                 March 31,   March 31,
                                                                   1999        1998
                                                                ----------  ----------
ASSETS
Current assets:
    Cash                                                        $     16    $  1,655
    Accounts and notes receivable, less allowances for credit
        losses of $1,970 and $1,923, respectively                 12,209      11,407
    Inventories                                                   13,978       9,088
    Refundable income taxes                                        1,997         809
    Deferred tax asset - current portion                           2,215       4,141
    Prepaid expenses and other current assets                        912       1,024
                                                                --------    --------
        Total current assets                                      31,327      28,124

Property, plant and equipment, net                                 5,064       4,779
Notes receivable, less allowances for credit losses
    of $312 and $487, respectively                                   898         346
Identified intangible assets, net of accumulated amortization
    of $1,541 and $371, respectively                               7,734       8,904
Capitalized software, net of accumulated amortization of
    $240 and $55, respectively                                     1,573       1,078
Goodwill, net of accumulated amortization of $878
    and $190, respectively                                        23,218      23,906
Deferred tax asset                                                   948          --
Other assets                                                         533         301
                                                                --------    --------
                                                                $ 71,295    $ 67,438
                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                              $  1,428    $     --
    Accounts payable                                               4,186       3,210
    Accrued expenses and other current liabilities                 4,197       4,609
    Notes and debt obligations payable within one year               823          68
                                                                --------    --------
        Total current liablilities                                10,634       7,887

Notes and debt obligations payable after one year                 10,355       9,476
Deferred tax liability                                                --         415
                                                                --------    --------
    Total liabilities                                             20,989      17,778
                                                                --------    --------
Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value,
        30,000,000 shares authorized, 13,551,693
        and 13,416,850 shares issued, respectively                   136         134
    Additional paid-in capital                                    46,667      46,384
    Retained earnings                                              3,680       3,319
    Less - cost of 52,000 shares of common stock in treasury        (177)       (177)
                                                                --------    --------
        Total stockholders' equity                                50,306      49,660
                                                                --------    --------
                                                                $ 71,295    $ 67,438
                                                                ========    ========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                     Year ended March 31,
                                              --------------------------------
                                                 1999       1998        1997
                                              --------    --------    --------
Revenues and net sales:
  Product sales                               $ 54,748    $ 43,426    $ 26,482
  Services                                      10,515       2,824         350
                                              --------    --------    --------
                                                65,263      46,250      26,832
                                              --------    --------    --------
Cost of revenues and sales:
  Cost of products sold                         34,755      26,624      15,723
  Cost of services                               8,880       2,021         160
                                              --------    --------    --------
                                                43,635      28,645      15,883
                                              --------    --------    --------
Gross profit                                    21,628      17,605      10,949
                                              --------    --------    --------
Other costs and expenses:
  Selling, general and administrative           10,560       9,930       6,326
  Engineering, research and development          6,121       4,514       2,623
  Amortization                                   2,084         654          32
  Other charges (credits)                        1,772          --        (331)
  Interest expense (income)                        517        (103)       (205)
                                              --------    --------    --------
                                                21,054      14,995       8,445
                                              --------    --------    --------
Income before income tax expense                   574       2,610       2,504

Income tax expense                                (213)       (853)       (876)
                                              --------    --------    --------
Net income                                    $    361    $  1,757    $  1,628
                                              ========    ========    ========
Earnings per common and common
  equivalent share:
  Basic                                       $   0.03    $   0.18    $   0.20
                                              ========    ========    ========
  Diluted                                     $   0.03    $   0.18    $   0.20
                                              ========    ========    ========
Weighted average number of common
  and common equivalent shares outstanding:
  Basic                                         13,456       9,641       8,096
                                              ========    ========    ========
  Diluted                                       13,777       9,842       8,316
                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Year ended March 31,
                                                                  -----------------------------
                                                                    1999      1998       1997
                                                                  -------    -------    -------
Cash flows from operating activities
    Net income                                                    $   361    $ 1,757    $ 1,628
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                               3,247      1,299        429
        Provision for credit losses                                   117      1,352       (520)
        (Gain) loss on disposal of equipment                           12          2         (1)
        Deferred tax expense                                          563        270        798
        Stock option compensation                                     112         --         --
        Changes in operating assets and liabilities
          (net of acquisition of Technology Service Group, Inc.
          and certain assets from Lucent Technologies Inc.):
           Accounts and notes receivable                           (1,471)    (2,695)      (360)
           Inventories                                             (4,890)     3,125         67
           Refundable income taxes                                 (1,188)      (110)       412
           Prepaid expenses and other current assets                  112       (555)      (282)
           Other assets                                              (113)      (199)        28
           Accounts payable                                           976     (1,695)       241
           Accrued liabilities                                       (524)       150        481
                                                                  -------    -------    -------
    Net cash flow provided by (used in) operating activities       (2,686)     2,701      2,921
                                                                  -------    -------    -------
Cash flows from investing activities
    Net cash used for acquisition of Technology
        Service Group, Inc                                             --       (447)        --
    Acquisition of certain assets of Lucent Technologies Inc.          --     (5,957)        --
    Capital expenditures                                           (1,468)      (960)      (478)
    Capitalized software                                             (680)      (129)      (157)
    Proceeds from disposal of equipment                                 8         --          1
                                                                  -------    -------    -------
    Net cash flow used in investing activities                     (2,140)    (7,493)      (634)
                                                                  -------    -------    -------
Cash flows from financing activities
    Proceeds from exercise of common stock options                    285        295        266
    Net proceeds (payments) under revolving credit line            (2,460)     3,675       (965)
    Increase in bank overdraft                                      1,428         --         --
    Proceeds from notes payable                                     4,000      8,770         --
    Principal payments on notes payable                               (66)    (7,302)      (811)
                                                                  -------    -------    -------
    Net cash flow provided by (used in) financing activities        3,187      5,438     (1,510)
                                                                  -------    -------    -------
    Net increase (decrease) in cash                                (1,639)       646        777
    Cash at beginning of year                                       1,655      1,009        232
                                                                  -------    -------    -------
    Cash at end of year                                           $    16    $ 1,655    $ 1,009
                                                                  =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                             (Dollars in thousands)

                                             Common Stock
                                       ------------------   Additional     Retained
                                        Shares               Paid-in       Earnings    Treasury
                                        Issued     Amount    Capital       (Deficit)    Stock       Total
                                       -------    -------   ----------     ---------   --------    ---------

Balance, March 31, 1996                  8,061    $    81   $   10,720     $     (66)  $   (177)   $ 10,558
Exercise of stock options                  173          1          265            --         --         266
Tax benefit from exercise of
    stock options                           --         --          175            --         --         175
Net income                                  --         --           --         1,628         --       1,628
                                       -------    -------   ----------     ---------   --------    --------
Balance, March 31, 1997                  8,234         82       11,160         1,562       (177)     12,627
Exercise of stock options                  158          2          293            --         --         295
Tax benefit from exercise of
    stock options                           --         --           62            --         --          62
Acquisition of Technology Service
    Group, Inc.                          5,025         50       35,208            --         --      35,258
Registration expenses of
    acquisition of Technology
    Service Group, Inc.                     --         --         (339)           --         --        (339)
Net income                                  --         --           --         1,757         --       1,757
                                       -------    -------   ----------     ---------   --------    --------
Balance, March 31, 1998                 13,417        134       46,384         3,319       (177)     49,660
Exercise of stock options                  135          2          283            --         --         285
Net income                                  --         --           --           361         --         361
                                       -------    -------   ----------     ---------   --------    --------
Balance, March 31, 1999                 13,552     $  136     $ 46,667     $   3,680   $   (177)   $ 50,306
                                       =======    =======   ==========     =========   ========    ========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                  (Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Elcotel, Inc. and its wholly owned subsidiaries (the "Company") design, develop, manufacture and market a comprehensive line of integrated public communications products and services. The Company's product line includes microprocessor-based payphone terminals known in the industry as "smart" or "intelligent" payphones, software systems to manage and control networks of the Company's smart payphone terminals, electromechanical payphone terminals also known in the industry as "dumb" payphones, replacement components and assemblies, and an offering of industry services including repair, upgrade and refurbishment of equipment, operator services, customer training and technical support.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Elcotel, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Sales of products and related costs are recorded upon shipment or when customers accept title to such goods. The Company recognizes revenues from software licenses upon delivery of the software. Revenue from repair, refurbishment and upgrade of customer-owned equipment is recorded upon shipment. Revenues from other services are recognized as the services are rendered.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out ("FIFO") method or standard cost, which approximates cost on a FIFO basis.

Reserves to provide for losses due to obsolescence and excess quantities are established in the period in which such losses become probable.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed by the straight-line method based upon the estimated useful lives of the related assets, generally three years for computers, five years for equipment, furniture and fixtures and thirty-five years for buildings.

Additions, improvements and expenditures that significantly extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts, and any gains or losses are included in income.

Engineering, Research and Development Costs

Costs and expenses incurred for the purpose of product research, design and development are charged to operations as incurred. Engineering, research and development costs consist primarily of costs associated with development of new products and manufacturing processes. The Company capitalizes software development costs once technological feasibility has been achieved. Once the product is released, the capitalized costs are amortized to operations based on the straight-line method over the estimated useful life of the product, which is generally five years. Capitalized software development costs are reported at the lower of cost, net of accumulated amortization, or net realizable value. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred. Software development costs capitalized during the years ended March 31, 1999 and 1998 approximated $639 and $100, respectively. No software development costs were capitalized during the year ended March 31, 1997.

Amortization of Goodwill and Identified Intangible Assets

The excess of the purchase price over the fair value of assets and liabilities of acquired businesses is being amortized to operations on a straight-line basis over a period of 35 years. Identified intangible assets are being amortized over the following estimated useful lives: trade names and workforce - 35 years; customer contracts - 3.45 years; license agreements - 5 years; patented technology - 4 years; non-compete agreement - 2 years; and customer relationships - 15 years.

Income Taxes

The Company uses the liability method in accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Income tax expense (benefit) is based upon income (loss) recognized for financial statement purposes and includes the effects of temporary differences between such income (loss) and that recognized for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The deferred tax asset is reduced by a valuation allowance when, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized.

Earnings Per Common Share

Earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential common shares outstanding during the year. The weighted average number of shares outstanding during the years ended March 31, 1999, 1998 and 1997 for purposes of computing basic earnings per share were 13,456,255, 9,640,530 and 8,095,539, respectively. During the years ended March 31, 1999, 1998 and 1997, dilutive stock options had the effect of increasing the weighted average number of shares outstanding used in the computation of diluted earnings per share by 321,144 shares, 201,585 shares and 220,581 shares, respectively.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short maturity of the instruments. The fair value of notes receivable is estimated by discounting the future cash flows using current interest rates offered for similar transactions and approximates carrying value. The fair value of the Company's debt obligations is estimated based on the interest rates currently available to the Company for bank loans with similar terms and average maturities and approximates carrying value.

Credit Policy and Concentration of Credit Risks

Credit is granted under various terms to customers that the Company deems creditworthy. In addition, the Company provides limited secured note financing with terms generally not exceeding two years and interest charged at competitive rates. Trade accounts and notes receivable are the primary financial instruments that subject the Company to significant concentrations of credit risk. In order to minimize this risk, the Company performs ongoing credit evaluations of its customers. With respect to notes receivable, the Company generally requires collateral consisting primarily of the payphone terminals and related equipment. Allowances for credit losses on accounts and notes receivable are estimated based upon expected collectibility. Allowances for impairment of notes receivable are measured based upon the fair value of collateral or the Company's estimate of the present value of future expected cash flows in accordance with Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan."

Warranty Reserves

The Company accrues and recognizes warranty expense based on historical experience and statistical analysis. The Company provides warranties ranging from one to three years and passes on warranties on products manufactured by others.

Stock Based Compensation Plans

The Company recognizes compensation expense with respect to stock-based compensation plans based on the difference, if any, between the per-share market value of the stock and the option exercise price on the measurement date in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). In addition, in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company discloses the pro forma effects on net income and earnings per share assuming the adoption of the fair value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation set forth in SFAS 123.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of property plant and equipment, goodwill and other intangible assets when indicators of impairment are present, and recognizes impairment losses if the carrying value of the assets is less than expected future cash flows of the underlying business in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment losses are measured by the amount of the asset carrying values in excess of fair market value. No impairment losses have been recorded during the years ended March 31, 1999, 1998 and 1997.

Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," during the year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition, SFAS 130 requires enterprises to classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company had no items of other comprehensive income during the years ended March 31, 1999, 1998, and 1997.

Disclosure about Segments of an Enterprise and Related Information

During the year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. See Note 12.

Derivative Financial Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting of derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires entities to recognize derivative instruments as assets and liabilities and measure them at fair value, and to match the timing of gain or loss recognition on hedging instruments with the recognition of changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. Management does not believe that the adoption of SFAS 133 will have a significant impact on the Company's consolidated financial statements.

Computer Software Developed or Obtained for Internal Use

In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and new cost recognition principles and identifies the characteristics of internal use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of Prior Years

The Company's consolidated financial statements at March 31, 1998 and 1997 and for the years then ended have been reclassified to conform to the presentation at and for the year ended March 31, 1999.

NOTE 2 - ACQUISITIONS

The Company's acquisitions have been accounted for under the purchase method. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on fair value at the dates of acquisition. The results of acquired businesses and assets are included in the consolidated financial statements of the Company from the dates of acquisition.

On December 18, 1997, the Company acquired, via a merger, Technology Service Group, Inc. ("TSG"), and issued 4,944,292 shares of common stock in exchange for the outstanding common stock of TSG based on an exchange ratio of 1.05 shares of the Company's common stock for each share of common stock of TSG, and TSG became a wholly owned subsidiary of the Company. In addition, the Company issued 80,769 shares of common stock in payment of certain acquisition expenses. Further, holders of options and rights to purchase shares of common stock of TSG pursuant to option and stock purchase plans received options and rights to purchase, at a proportionately reduced per share exercise price, a number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG they were entitled to purchase immediately prior to the merger. Similarly, holders of warrants to purchase shares of common stock of TSG received warrants to purchase, at a proportionately reduced per share exercise price, a number of shares of common stock of the Company equal to 1.05 times the number of shares of common stock of TSG they were entitled to purchase immediately prior to the merger.

A summary of the purchase price is set forth below.

Issuance of 4,944,292 shares of common stock
     stock at a market price of $6.50 per share              $ 32,138
Fair value of outstanding common stock
    warrants, options and purchase rights                       2,595
Costs and expenses of the merger                                  872
                                                             --------
Total purchase price                                         $ 35,605
                                                             ========

The Company registered the shares of common stock issued pursuant to the Merger and incurred registration expenses of $339. These expenses were charged to paid-in capital during the year ended March 31, 1998.

A summary of the book value of the assets and liabilities of TSG at December 18, 1997 as compared to their estimated fair values recorded at the acquisition date is set forth below.

                                                                     Estimated
                                                        Book            Fair
                                                        Value          Value
                                                       -------       ---------

Cash and temporary investments                         $   239       $    239
Accounts receivable                                      3,703          3,703
Inventories                                             11,103          6,490
Refundable income taxes                                    604            604
Deferred tax asset, current                                748          3,719
Prepaid expenses and other current assets                   12             12
Property, plant and equipment                              662            782
Capitalized software                                       875            846
Identified intangible assets                               147          6,684
Other assets                                                29             29
Accounts payable                                        (3,634)        (3,634)
Accrued expenses                                        (1,519)        (2,719)
Borrowings under lines of credit                        (3,970)        (3,970)
Deferred tax liability, non-current                         (4)        (1,276)
                                                       -------       --------
Net assets acquired                                    $ 8,995         11,509
                                                       =======
Excess of purchase price over net assets acquired                      24,096
                                                                     --------
Total                                                                $ 35,605
                                                                     ========

The fair value of identified intangible assets includes TSG's trade names of $2,869, assembled workforce of $1,372, patented technology of $419 and customer contracts of $2,024 (see Note 6). The fair value of inventories was reduced by $4,810 to reflect the estimated net realizable value of inventories related to products discontinued by the Company. The fair value of accrued liabilities includes estimated liabilities of $1,200 pursuant to a plan to exit certain activities of TSG and terminate and relocate employees of TSG (see Note 8).

On September 30, 1997, the Company acquired from Lucent Technologies Inc. ("Lucent") inventories, machinery, equipment and tooling, as well as licenses of certain patent and other intellectual property rights, related to the payphone manufacturing and component parts business conducted by Lucent. The purchase price, including acquisition expenses of $367, was $5,957.

A summary of the allocation of the purchase price to the assets acquired based on the Company's estimates of their fair values is set forth below.

Inventories                                                   $ 2,991
Equipment and tooling                                             500
Intangible assets                                               2,591
Accrued warranty expense                                         (125)
Total purchase price                                          -------
                                                              $ 5,957
                                                              =======

Identified intangible assets are comprised of license agreements of $938, a non-compete agreement of $77 and customer relationships of $1,576 (see Note 6).

Assuming the acquisitions had occurred on April 1, 1997, the Company's pro forma results of operations for the years ended March 31, 1998 and 1997 would have been as follows:

                                         1998       1997
                                      --------   --------

 Net Sales                            $ 66,554   $ 60,304
                                      ========   ========
 Net income                           $     14   $  1,662
                                      ========   ========
 Basic earnings per share             $     --   $   0.21
                                      ========   ========
 Diluted earnings per share           $     --   $   0.20
                                      ========   ========

The pro forma results of operations for the fiscal year ended March 31, 1998 include the operating results of TSG from April 1, 1997 to December 18, 1997 and pro forma adjustments consisting of an increase in amortization of goodwill and other intangible assets of $932 due to the increase in the carrying value of intangible assets and amortization over their estimated useful lives, a decrease in depreciation of $228 due to an increase in the carrying value of property and equipment and depreciation over different estimated useful lives, a decrease in deferred tax expense of $104 resulting from the allocation to deferred tax assets and liabilities and a decrease in income tax expense of $179 to reflect the pro forma effect on income tax expense resulting from the acquisition. The pro forma adjustments related to the acquisition of Lucent's assets for the fiscal year ended March 31, 1998 include an increase in amortization of intangible assets of $130, an increase in depreciation of $50, an increase in interest expense of $245 and a decrease in income tax expense of $149.

The pro forma results of operations for the fiscal year ended March 31, 1997 include the operating results of TSG from April 1, 1996 to March 31, 1997 and pro forma adjustments consisting of an increase in amortization of goodwill and other intangible assets of $1,235 due to the increase in the carrying value of intangible assets and amortization over their estimated useful lives, a decrease in depreciation of $557 due to an increase in the carrying value of property and equipment and depreciation over different estimated useful lives, a decrease in deferred tax expense of $7 resulting from the allocation to deferred tax assets and liabilities and a decrease in income tax expense of $246 to reflect the pro forma effect on income tax expense resulting from the acquisition. The pro forma adjustments related to the acquisition of Lucent's assets for the fiscal year ended March 31, 1997 include an increase in amortization of intangible assets of $260, an increase in depreciation of $100, an increase in interest expense of $490 and a decrease in income tax expense of $298.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Current accounts and notes receivable at March 31, 1999 and 1998 include notes receivable due within one year of $803 and $2,318, respectively, net of credit and impairment allowances of $1,242 and $989, respectively. Notes receivable consist of trade notes receivable from customers with remaining maturities of two years or less, and are generally collateralized by the payphone equipment sold and giving rise to the asset. The notes bear interest at rates ranging from 12% to 16%. Interest income on impaired notes is recognized as the interest is collected. The Company recognizes interest income on notes with no related credit loss allowance as earned.

Changes in allowances for credit losses on accounts and notes receivable for the years ended March 31, 1999, 1998 and 1997 are summarized as follows:

                                          1999        1998      1997
                                         -------    -------    -------

Balance, beginning of year               $ 2,410    $ 1,301    $ 3,106
Provision (reversal) for credit losses       117      1,352       (520)
Write-offs, net of recoveries               (245)      (243)    (1,285)
                                         -------    -------    -------
Balance, end of year                       2,282      2,410      1,301
Long-term allowances                        (312)      (487)       (97)
                                         -------    -------    -------
Current allowances                       $ 1,970    $ 1,923    $ 1,204
                                         =======    =======    =======

NOTE 4 - INVENTORIES

Inventories at March 31, 1999 and 1998 consisted of the following:

                             1999         1998
                           --------    --------

Finished products          $  1,875    $  1,383
Work-in-process                 924       1,545
Purchased components         11,630       6,260
                           --------    --------
                             14,429       9,188
Reserve for obsolescence       (451)       (100)
                           --------    --------
                           $ 13,978    $  9,088
                           ========    ========

Substantially  all inventories are pledged to secure bank indebtedness (See Note
7).

Changes in reserves for potential losses due to obsolescence and slow moving inventories for the years ended March 31, 1999, 1998 and 1997 are summarized as follows:

                             1999     1998     1997
                             -----    -----    -----

Balance, beginning of year   $ 100    $ 100    $ 100
Provision for losses           406       13       --
Write-offs                     (55)     (13)      --
                             -----    -----    -----
Balance, end of year         $ 451    $ 100    $ 100
                             =====    =====    =====

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 1999 and 1998 is comprised of the following:

                                            1999       1998
                                           -------    -------

Land                                       $   372    $   372
Buildings                                    2,962      2,812
Engineering and manufacturing equipment      4,171      3,237
Furniture, fixtures and office equipment     1,841      1,502
                                           -------    -------
                                             9,346      7,923
Less accumulated depreciation               (4,282)    (3,144)
                                           -------    -------
                                           $ 5,064    $ 4,779
                                           =======    =======

Depreciation expense for the years ended March 31, 1999, 1998, and 1997 was $1,163, $645, and $397, respectively. Substantially all property, plant and equipment are pledged to secure bank indebtedness (see Note 7).

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets recorded in connection with acquisitions, net of accumulated amortization, at March 31, 1999 and 1998 consisted of the following:

                                              1999     1998
                                             ------   ------

Trade names, net of accumulated
    amortization of $105 and $23             $2,764   $2,846
Customer contracts, net of accumulated
    amortization of $754 and $168             1,270    1,856
Workforce, net of accumulated
    amortization of $50 and $11               1,322    1,361
License agreements, net of accumulated
    amortization of $281 and $101               657      837
Patented technology, net of accumulated
     amortization of $135 and $30               284      389
Non-compete agreement, net of accumulated
     amortization of $58 and $19                 19       58
Customer relationships, net of accumulated
     amortization of $158 and $19             1,418    1,557
                                             ------   ------
                                             $7,734   $8,904
                                             ======   ======

NOTE 7 - NOTES AND DEBT OBLIGATIONS PAYABLE

Notes and debt obligations payable at March 31, 1999 and 1998 are summarized as follows:

                                                      1999        1998
                                                    --------    --------

Secured Promissory Notes Payable to Bank:
   Revolving credit line due November 25, 2002      $  5,185    $  7,645
   7.55% installment note, payable in sixty equal
      monthly installments of $80                      4,000
   8.5% mortgage note, payable in fifty-nine
     equal monthly installments of $19 with
     remaining principal balance of $1,533 due
     on November 26, 2002                              1,833       1,899
Unsecured promissory note, payable in thirty
   equal monthly installments of $6                      160
                                                    --------    --------
                                                      11,178       9,544
 Amount payable within one year                         (823)        (68)
                                                    --------    --------
 Amount payable after one year                      $ 10,355    $  9,476
                                                    ========    ========


On March 29, 1999, the Company and its bank entered into an amendment (the "Amendment") that modified the terms of the Restated Loan and Security Agreement (the "Loan Agreement") between the parties dated November 25, 1997. Pursuant to the Amendment, the Company's working capital revolving credit line was reduced from $15 million to $10 million and the Company borrowed $4 million pursuant to an installment note and established a $1.5 million revolving credit line to finance the Company's capital expenditures. The proceeds from the term note were used to reduce the Company's outstanding indebtedness under the $15 million revolving credit line. Indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the assets of the Company.

Indebtedness outstanding under the working capital revolving credit line cannot exceed the value of eligible collateral, as defined in the Loan Agreement, consisting of domestic accounts receivable and inventories. The working capital revolving credit line matures on November 25, 2002. The capital expenditure revolving credit line matures on July 31, 2000. Interest on amounts borrowed under the revolving credit lines is payable monthly at the bank's floating 30 day Libor rate plus 1.5% (6.44% at March 31, 1999). As of March 31, 1999 the Company was able to borrow up to the maximum of $10,000 under the working capital revolving credit line based on the value of eligible collateral. As of March 31, 1999, the Company had not used the $1.5 million capital expenditure revolving credit line.

The Loan Agreement contains covenants that prohibit or restrict the Company from engaging in certain transactions without the consent of the bank, including mergers or consolidations and disposition of assets, among others. Additionally, the Loan Agreement requires the Company to maintain a working capital ratio of
1.5 to 1, a debt service coverage ratio of 1.3 to 1 and a ratio of total liabilities to net worth of 1.25 to 1. Noncompliance with any of these conditions and covenants or the occurrence of an event of default, if not waived or corrected, could accelerate the maturity of the indebtedness outstanding under the Loan Agreement. The Company is in compliance with the conditions and covenants of the Loan Agreement at March 31, 1999.

During the year ended March 31, 1998, the initial financing under the Loan Agreement was used to refinance and retire the Company's then outstanding debt under a $2,000 working capital line of credit and notes incurred to finance the purchase of the Lucent assets, including a $3,050 installment note due on October 2, 2004 and term notes of $3,800 that were due on March 31, 1998. In addition, on December 18, 1997, the Company retired TSG's outstanding bank indebtedness of $3,970 from proceeds drawn under the Loan Agreement.

On November 26, 1997, the Company borrowed $1,920 pursuant to the terms of a mortgage note and retired its then outstanding mortgage note with a principal balance of $315.

Scheduled maturities of notes and debt obligations payable for the next five years are as follows:

Fiscal 2000       $   823
Fiscal 2001           883
Fiscal 2002           915
Fiscal 2003         7,632
Fiscal 2004           925
                  -------
                  $11,178
                  =======

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 1999 and 1998 consist of the following:

                                                       1999        1998
                                                     -------      ------

Payroll and payroll taxes                             $1,218      $1,443
Warranty expense                                       1,101       1,170
Relocation, severance and reorganization charges         615       1,048
Professional fees                                        248         145
Royalities and technology transfer fees                  284          --
Customer advances                                        457         254
Other                                                    273         549
                                                      ------      ------
                                                      $4,196      $4,609
                                                      ======      ======


During the year ended March 31, 1999, the Company reorganized its sales and marketing organization. The Company accrued and recognized reorganization charges of $490, which included the estimated costs of severance and salary continuation arrangements and related employee benefits with respect to terminated employees. These charges are reflected as other charges (credits) in the accompanying consolidated statement of operations for the year ended March 31, 1999.

In connection with the acquisition of TSG, the Company assumed estimated liabilities of $1,200 pursuant to a plan to exit certain activities of TSG and terminate and relocate employees of TSG. These liabilities included the estimated costs of severance and salary continuation arrangements and related employee benefits of $730 and the estimated costs to relocate employees and property of TSG of $470. The plan provided for the closure of TSG's corporate facility and the integration of TSG's general, administrative and engineering activities into those of the Company, and identified the employees that were expected to be relocated or terminated as a result of the acquisition.

Changes in accrued relocation, severance and reorganization charges for the years ended March 31, 1999 and 1998 are summarized as follows:

                                1999          1998
                               -------      -------

Balance, beginning of year     $ 1,048      $    --
Acquired obligations                --        1,200
Reorganization charges             490           --
Payments                          (923)        (152)
                               -------      -------
Balance, end of year           $   615      $ 1,048
                               =======      =======


Changes in accrued warranty expense for the years ended March 31, 1999, 1998 and 1997 are summarized as follows:

                                 1999       1998       1997
                               -------    -------    -------
Balance, beginning of year     $ 1,170    $   295    $   311
Acquired obligations                --      1,075         --
Expense provision                  419        240        295
Charges incurred                  (488)      (440)      (311)
                               -------    -------    -------
Balance, end of year           $ 1,101    $ 1,170    $   295
                               =======    =======    =======

NOTE 9 - SUPPPLEMENTAL CASH FLOW INFORMATION

A summary of the Company's supplemental cash flow information for the years ended March 31, 1999, 1998 and 1997 is as follows:

                                                       1999      1998      1997
                                                     -------   -------   -------

 Cash paid (received) during the year for
      Interest                                       $   861   $   427   $  122
      Income taxes                                       845       694     (383)

Non-cash investing and financing activities
     Tax benefit from exercise of options            $    --   $    62   $  175
     Issuance of common stock to acquire
       Technology Service Group, Inc. (see Note 2)        --    35,258       --
     Other assets acquired by issuance                              --       --
       of note payable                                   160        --       --

NOTE 10 - SHAREHOLDERS' EQUITY

Common Stock

The Company is authorized, under its Certificate of Incorporation to issue up to 30,000,000 shares of common stock, $0.01 par value. Holders of voting common stock are entitled to one vote per share on all matters to be voted on by the stockholders. No dividends have been declared or paid on the Company's common stock during the years ended March 31, 1999, 1998 and 1997.

Common Stock Warrants

At the acquisition date of TSG, TSG had issued and outstanding 1,150,000 redeemable warrants to purchase 575,000 shares of common stock at an exercise price of $11.00 per share (the "Redeemable Warrants") and warrants to purchase 100,000 shares of common stock at an exercise price of $10.80 per share (the "Underwriter Warrants"). In connection with the acquisition, the Redeemable Warrants were converted into warrants of the Company to purchase 603,750 shares of common stock at a per share exercise price of $10.48, and the Underwriter Warrants were converted into warrants of the Company to purchase 105,000 shares of common stock at a per share exercise price of $10.29 (see Note 2).

The Redeemable Warrants are redeemable by the Company at its option, as a whole and not in part, at $.05 per Redeemable Warrant on 30 days' prior written notice, provided that the average closing bid price of common stock of the Company equals or exceeds $11.43 per share for 20 consecutive trading days ending within five days prior to the date of the notice of redemption. The Redeemable Warrants are entitled to the benefit of adjustments in the exercise price and in the number of shares of common stock deliverable upon the exercise thereof upon the occurrence of certain events, including stock dividends, stock splits or similar reorganizations. On May 9, 1999, the Redeemable Warrants, none of which had been exercised or redeemed, expired pursuant to their terms.

The Underwriter Warrants may be exercised at any time until May 9, 2001, the expiration date of the Underwriter Warrants. The Underwriter Warrants contain anti-dilution provisions providing for adjustments of the number of warrants and exercise price under certain circumstances. The Underwriter Warrants grant to the holders thereof certain rights of registration of the securities issuable upon their exercise.

Stock Option Plans

On July 2, 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"). The 1991 Plan provides the Board of Directors of the Company with the authority to grant to employees, officers and directors of the Company non-qualified stock options and incentive stock options within the meaning of
Section 422A of the Internal Revenue Code. At March 31, 1999, an aggregate of 2,100,000 shares of the Company's common stock may be issued under the 1991 Plan. The Board's authority to grant options under the 1991 Plan expires on July 2, 2001.

The Board has the authority to determine the number of shares subject to options granted and such other terms and conditions under which options may be exercised. The per-share option price of stock options granted under the 1991 Plan shall not be less than the greater of the per-share fair market value of the Company's common stock as of the date of grant or $.75, or 110% of the per-share market value with respect to incentive stock options granted to employees owning 10% or more of the total combined voting power of all classes of the Company's stock. Options granted under the 1991 Plan expire five years from the date of grant or 30 days after termination of employment, unless the Board of Directors extends such 30-day period.

As of March 31, 1999, options to purchase 311,959 shares of common stock were available for grant under the 1991 Plan. The weighted average exercise price of options outstanding under the 1991 Plan at March 31, 1999, 1998 and 1997 was $5.0908, $4.7224 and $5.3463, respectively. At March 31, 1999, 1998 and 1997, options outstanding under the 1991 Plan had weighted average remaining contractual lives of 3.0 years, 3.2 years and 4.12 years, respectively.

The following table summarizes information, including the status and changes in stock options outstanding, with respect to the 1991 Plan for each of the years in the three-year period ended March 31, 1999:

                                            Number of          Option Price
                                             Shares          Range Per Share
                                            ---------       ----------------

Outstanding at March 31, 1996                 558,702        $.75 - $9.1875
     Granted                                   97,000        $5.25 - $7.375
     Exercised                               (178,729)        $.75 - $3.50
     Cancelled                                (85,525)      $1.81 - $9.1875
                                            ---------
Outstanding at March 31, 1997                 391,448       $1.3125 - $7.50
     Granted                                  285,400       $5.5625 - $6.00
     Exercised                                (69,385)      $1.3125 - $6.1875
     Cancelled                                (62,188)        $3.50 - $7.50
                                            ---------
Outstanding at March 31, 1998                 545,275        $1.81 - $7.375
     Granted                                  561,000       $4.5625 - $5.875
     Exercised                                (22,600)        $1.81 - $3.50
     Cancelled                                (57,675)       $3.50 - $6.9375
                                            ---------
Outstanding at March 31, 1999               1,026,000        $3.50 - $7.375
                                            =========

Options exercisable at March 31, 1999         291,255        $3.50 - $7.375
                                            =========
Options exercisable at March 31, 1998         137,800        $1.81 - $6.1875
                                            =========
Options exercisable at March 31, 1997         101,454       $1.3125 - $9.1875
                                            =========

On July 2, 1991, the Company adopted a Directors' Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the grant of non-qualified stock options to directors who are not employees of the Company. At March 31, 1999, an aggregate of 225,000 shares of the Company's common stock may be issued under the Directors Plan. The Board's authority to grant options under the Directors Plan expires on July 2, 2001.

Pursuant to the Directors Plan, each new non-employee director automatically receives a non-qualified option to purchase 4,000 shares of common stock upon appointment or election to the Board. Thereafter, on March 31 of each year, each non-employee director receives a non-qualified stock option to purchase 1,000 shares of common stock for each committee of the Board on which such non-employee director is then serving and for each committee of the Board on which such non-employee director is then serving as chairman. Non-employee directors are also eligible for discretionary grants of options under the Directors Plan. The per-share option price of stock options granted under the Directors Plan shall not be less than the greater of the per-share fair market value of the Company's common stock as of the date of grant or $2.00. Options granted under the Directors Plan become exercisable on the first anniversary of the date of grant, and expire five years from the date of grant. Options granted under the Directors Plan expire five years from the date of grant or 30 days after the date a director ceases to serve as a director, except that such 30-day period does not apply if director status ceased within one year after a change in control of the Company.

As of March 31, 1999, options to purchase 41,000 shares of common stock were available for grant under the Directors Plan. The weighted average exercise price of options outstanding under the Directors Plan at March 31, 1999, 1998 and 1997 was $4.749, $4.7789 and $4.6244, respectively. At March 31, 1999,

1998 and 1997, options outstanding under the Directors Plan had weighted average
remaining   contractual   lives  of  3.9  years,   2.3  years  and  4.57  years,
respectively.

The following table summarizes information, including the status and changes in stock options outstanding, with respect to the Directors Plan for each of the years in the three-year period ended March 31, 1999:

                                        Number of          Option Price
                                         Shares          Range Per Share
                                        ---------      ------------------

Outstanding at March 31, 1996            98,000           $2.00 - $5.25
     Granted                             17,000               $6.31
     Exercised                          (15,000)              $2.00
     Cancelled                              --
                                        -------
Outstanding at March 31, 1997           100,000           $2.00 - $6.3125
     Granted                             28,000         $5.5625 - $5.8750
     Exercised                          (31,000)          $2.00 - $3.9375
     Cancelled                           (4,000)             $5.875
                                        -------
Outstanding at March 31, 1998            93,000           $3.81 - $6.3125
     Granted                             51,000         $3.5938 - $4.5625
     Exercised                          (22,000)          $3.81 - $5.25
     Cancelled                          (28,000)          $3.81 - $6.3125
                                        -------
Outstanding at March 31, 1999            94,000         $3.5938 - $6.3125
                                        =======

Options exercisable at March 31, 1999    43,000         $3.9375 - $6.3125
                                        =======
Options exercisable at March 31, 1998    69,000           $3.81 - $6.3125
                                        =======
Options exercisable at March 31, 1997    83,000           $2.00 - $5.25
                                        =======

In connection with the acquisition of TSG, options to purchase 41,000 shares of common stock outstanding under TSG's 1995 Non-Employee Director Stock Plan (the "1995 Directors Plan") were converted into options to purchase 43,050 shares of common stock of the Company. No additional options may be granted under the 1995 Directors Plan subsequent to the acquisition. Such options became exercisable in full as a result of the acquisition of TSG and expire one year after the date a director ceases to serve as a director of TSG or ten years from the date of grant, whichever is earlier. At March 31, 1998, options to purchase 43,050 shares of common stock were outstanding at exercise prices ranging from $4.7619 to $10.2971 per share, and all such options were exercisable. The weighted average exercise price of options outstanding under the 1995 Directors Plan at March 31, 1998 was $7.8273, and the remaining weighted average contractual life of such options was .7 years. During the year ended March 31, 1999, all options outstanding under the 1995 Directors Plan expired unexercised.

In addition, in connection with the acquisition of TSG, options to purchase 531,125 shares of common stock outstanding under TSG's 1994 Omnibus Stock Plan (the "Omnibus Plan") were converted into options to purchase 557,682 shares of common stock of the Company. No additional options may be granted under the Omnibus Plan subsequent to the acquisition. The options are exercisable in four equal annual installments beginning on the date of grant, and expire ten years from the date of grant. The weighted average exercise price of options outstanding under the Omnibus Plan at March 31, 1999 and 1998 was $3.0986 and $3.0919, respectively. At March 31, 1999 and 1998, options outstanding under the Omnibus Plan had weighted average remaining contractual lives of 5.2 years and 6.5 years, respectively.

The following table summarizes information, including the status and changes in stock options outstanding, with respect to the Omnibus Plan for the years ended March 31, 1998 and 1999:

                                                  Number of        Option Price
                                                   Shares           Per Share
                                                  ---------    -----------------
Options assumed and converted                     557,682      $.9524 - $10.2637
     Exercised                                    (68,479)     $.9524 - $4.7619
     Cancelled                                    (40,297)     $.9524 - $10.2637
                                                  -------
Outstanding at March 31, 1998                     448,906      $.9524 - $10.2637
     Exercised                                    (90,244)     $.9524 - $4.7619
     Cancelled                                    (23,887)     $.9524 - $10.2637
                                                  -------
Outstanding at March 31, 1999                     334,775      $.9524 - $9.0476
                                                  =======

Options exercisable at March 31, 1999             320,662      $.9524 - $9.0476
                                                  =======
Options exercisable at March 31, 1998             402,614      $.9524 - $10.2637
                                                  =======

Accounting for Stock-Based Compensation

During the year ended March 31, 1999, the Company modified the terms of certain outstanding options to include provisions that would accelerate their vesting upon a change in control of the Company and to extend the exercise period of vested options upon certain events. As a result of the modifications, the Company recognized stock-based compensation expense of $112 during the year ended March 31, 1999. The Company did not recognize any compensation expense with respect to stock options granted under the Company's plans during the years ended March 31, 1998 and 1997.

A comparison of the Company's net income (loss) and earnings (loss) per share as reported and on a pro forma basis for the years ended March 31, 1999, 1998 and 1997 assuming the Company had adopted the fair value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation set forth in SFAS 123 is as follows:

                                            1999           1998           1997
                                          --------      ---------      ---------

Net income (loss)           As reported   $   361       $  1,757      $   1,628
                            Pro forma     $  (173)      $  1,522      $   1,574

Basic income (loss)         As reported   $  0.03       $   0.18      $    0.20
  per share                 Pro forma     $ (0.01)      $   0.16      $    0.19

Diluted income (loss)       As reported   $  0.03       $   0.18      $    0.20
  per share                 Pro forma     $ (0.01)      $   0.15      $    0.19

The fair value of each option granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes Option pricing model. The significant weighted-average assumptions used during the years ended March 31, 1999, 1998 and 1997 to estimate the fair values of options granted under the Company's stock option plans are summarized below:

                                       1999          1998           1997
                                   ---------      ---------  --------------
 1991 Plan
     Expected dividend yield              --             --             --
     Expected Volatility               47.07%         45.32%         54.90%
     Risk free interest rate            6.20%          6.20%          6.20%
     Expected life                  4.7 years      3.8 years      3.4 years

 Directors Plan
     Expected dividend yield              --             --             --
     Expected Volatility               45.33%         45.32%         54.90%
     Risk free interest rate            6.20%          6.20%          6.20%
     Expected life                  4.0 years      3.8 years      3.4 years

Based on these assumptions, the weighted average fair value of each option granted under the Company's 1991 Plan during the years ended March 31, 1999, 1998 and 1997 was $2.25, $2.46 and $3.10, respectively. The weighted average fair value of each option granted under the Company's Directors Plan during the years ended March 31, 1999, 1998 and 1997 was $1.80, $2.38 and $2.86,
respectively.

Common Stock Reserved

The number of shares of common stock reserved for issuance pursuant to the Company's stock option plans and outstanding common stock warrants at March 31, 1999 and 1998 is summarized as follows:

                                           1999               1998
                                         ---------         ----------

Stock  Option Plans                      1,771,734          2,009,515
Redeemable Warrants                        603,750            603,750
Underwriter Warrants                       105,000            105,000


The Company adopted a Stockholder Rights Plan and granted common stock purchase rights as a dividend at the rate of one right ("Right") for each share of outstanding common stock of the Company held of record as of the close of business on May 11, 1999. When the Rights become exercisable, the holders thereof will be entitled to purchase, for an amount equal to $10 per Right (the "Purchase Price," which is subject to adjustment) common stock of the Company with a fair market value equal to two times such amount. Subject to certain exceptions, if certain persons or entities (an "Acquiror"), as defined in the Stockholder Rights Agreement between the Company and its transfer agent, become the beneficial owners of 10% or more of the common stock of the Company or announce a tender or exchange offer which would result in its ownership of 10% or more of the common stock of the Company, the Rights, unless redeemed by the Company, become exercisable ten (10) days after a public announcement that an Acquiror has become such. If, following the Rights becoming exercisable, the Company is acquired in a merger or similar transaction, or if 50% or more of the Company's assets or earning power are sold in one or more related transactions, the holders of the Rights would be entitled to purchase, upon exercise, common stock of the acquiring company with a fair market value of two times the Purchase Price. The Rights may be redeemed at any time until ten days following a public announcement that an Acquiror has become such at $.001 per Right upon a vote therefor by a majority of the outside directors. Presently, the Rights are not exercisable nor are they separately traded from the Company's common stock. The Rights expire on May 11, 2009.

NOTE 11 - INCOME TAXES

Income tax expense for the years ended March 31, 1999, 1998 and 1997 is comprised of the following:

                                       1999           1998         1997
                                       -----         -----        -----

Current tax expense (benefit):
Federal                                $(422)        $ 624        $ 253
State                                     72            21           --
                                       -----         -----        -----
                                        (350)          645          253
                                       -----         -----        -----
Deferred tax expense (benefit):
Federal                                  550           124          593
State                                     13            84           30
                                       -----         -----        -----
                                         563           208          623
                                       -----         -----        -----
Net tax expense                        $ 213         $ 853        $ 876
                                       =====         =====        =====


Deferred tax assets and liabilities as of March 31, 1999 and March 31, 1998 are comprised of the following:

                                               1999       1998
                                             --------   -------

Deferred tax assets:
Accounts and notes receivable reserves       $   845    $   893
Inventory and inventory reserves                 723      2,279
Warranty and other accruals                      847        680
Other assets and liabilities                                432
Tax credit carryforwards                       1,213        473
Net operating loss carryforwards               3,729      4,181
                                             -------    -------
                                               7,357      8,938
                                             -------    -------
Deferred tax liabilities:
Property, plant and equipment                     75        125
Intangible and other assets                    1,675      2,100
State taxes                                       85         78
                                             -------    -------
                                               1,835      2,303
                                             -------    -------
Excess of deferred tax assets over
  deferred tax liabilities                     5,522      6,635
Less valuation allowance                      (2,359)    (2,909)
                                             -------    -------
Net deferred tax asset                         3,163      3,726
Less current deferred tax asset               (2,215)    (4,141)
                                             -------    -------
Non-current deferred tax asset (liability)   $   948    $  (415)
                                             =======    =======

At March 31, 1999, the Company has available net operating loss carryforwards for federal and state tax purposes of approximately $10,100 and $9,000, respectively, which expire from 2000 through 2014. In addition, the Company has available approximately $1,213 in research and other tax credit carryforwards, which expire from 2001 through 2014.

The utilization of net operating loss carryforwards for federal income tax purposes is subject to an annual limitation of approximately $200 as a result of a previous change in ownership of TSG. In addition, these pre-change losses may only be utilized to the extent that taxable income is generated by TSG. These limitations do not reduce the total amount of net operating losses that may be taken for federal income tax purposes, but rather substantially limit the amount that may be used during a particular year. As a result, it is more likely than not that the Company will be unable to use a significant portion of these net operating loss carryforwards. Accordingly, the deferred tax asset related to these carryforwards has been reduced by a valuation allowance of $2,359 as of March 31, 1999.

The reconciliation of income tax attributable to income before taxes for the years ended March 31, 1999, 1998 and 1997 computed at the U.S. statutory tax rate to the Company's effective tax rate is as follows:

                                                1999     1998     1997
                                                -----    ----     ----

U.S. statutory rate                             34.0%    34.0%    34.0%
Increases (decreases) resulting from:
      State taxes, net                          10.5      2.7       --
      Business credits                         (71.6)    (7.4)    (2.9)
      Amortization of goodwill                  40.8      2.5       --
      Stock option compensation                  6.6       --       --
      Expired net operating losses               7.8       --       --
      Other permanently nondeductible items      8.9       .9      3.9
                                                ----     ----     ----
 Effective rate                                 37.0%    32.7%    35.0%
                                                ====     ====     ====

NOTE 12 - DISCLOSURES ABOUT SEGMENTS AND RELATED INFORMATION

The Company has organized its business to address market segments, and has three reportable segments: the private segment, the telephone company segment and the international segment. The private segment provides payphone terminals, software, payphone components and assemblies and services to domestic independent payphone service providers. The telephone company segment provides payphone terminals, software, payphone components and assemblies and services to telephone companies. The international segment exports payphone terminals, software and payphone components and assemblies to public communications service providers in foreign countries including telephone companies and private payphone service providers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1. The Company evaluates its performance based on profit or loss from operations before income taxes.

The Company's reportable segments are based upon the market segments that the Company addresses. The products provided by each of the reportable segments are similar in nature. There are no transactions between the reportable segments, and external customers account for all sales revenue. The information that is provided to the chief operating decision maker to measure the profit or loss of reportable segments includes sales, cost of sales based on standards and gross profit based on standards. Operating expenses, including depreciation, amortization and interest are not included in the information provided to the chief operating decision maker to measure performance of reportable segments.

The sales revenue and profit of each reportable segment for the years ended March 31, 1999, 1998 and 1997 is set forth below:

                                   1999                         1998                        1997
                            ----------------------      ----------------------      ----------------------
                            Sales         Profit        Sales        Profit          Sales        Profit
                            --------      --------      --------     ---------      --------     ---------
Private                     $ 25,076      $ 12,511      $ 21,052      $ 10,446      $ 17,954       $ 8,402
Telephone company             32,507         9,746        15,999         5,247           833           337
International                  7,680         2,350         9,199         4,176         8,045         2,831
-------------               --------      --------      --------      --------      --------      --------
                            $ 65,263      $ 24,607      $ 46,250      $ 19,869      $ 26,832      $ 11,570
                            ========      ========      ========      ========      ========      ========

The Company does not allocate assets or other corporate expenses to reportable segments. A reconciliation of segment profit information to the Company's financial statements is as follows:

                                             1999           1998          1997
                                           --------      --------      ---------

  Total profit of  reportable segments     $ 24,607      $ 19,869      $ 11,570
  Unallocated cost of sales                  (2,979)       (2,264)         (621)
  Unallocated corporate expenses            (21,054)      (14,995)       (8,445)
                                           --------      --------      --------
  Income before income taxes               $    574      $  2,610      $  2,504
                                           ========      ========      ========

Information with respect to sales of products and services during the years ended March 31, 1999, 1998 and 1997 is set forth below:

                                                      1999         1998         1997
                                                    -------      -------      -------
Private segment:
Payphone terminals                                  $10,835      $ 8,558      $ 8,300
Printed circuit board control modules and kits       12,051        9,987        7,712
Components and assemblies                             1,190        1,586        1,210
Rates and management system software                    380          382          382
Operator services                                       244          101           16
Other services                                          376          438          334
                                                    -------      -------      -------
                                                     25,076       21,052       17,954
                                                    -------      -------      -------
Telephone company segment:
Payphone terminals                                    7,420        5,822          833
Printed circuit board control modules and kits        6,607          327           --
Components and assemblies                             8,585        7,565           --
Repair, refurbishment and upgrade services            9,895        2,285           --
                                                    -------      -------      -------
                                                     32,507       15,999          833
                                                    -------      -------      -------
International segment:
Payphone terminals                                    5,503        8,540        4,092
Printed circuit board control modules and kits          132          122        2,635
Components and assemblies                             2,045          537        1,318
                                                    -------      -------      -------
                                                      7,680        9,199        8,045
                                                    -------      -------      -------
                                                    $65,263      $46,250      $26,832
                                                    =======      =======      =======

The Company sells its payphone products in the United States and in certain foreign countries. The Company's international business consists of export sales, and the Company does not presently have any foreign operations. Sales by geographic region for the years ended March 31, 1999, 1998 and 1997 were as follows:

                                      1999           1998          1997
                                     -------       -------       -------

United States                        $59,102       $37,051       $21,583
Canada                                 3,197         2,012           108
Latin America                          2,400         6,168         1,655
Europe, Middle East and Africa            31           195            99
Asia Pacific                             495           824         3,180
Other Areas                               38            --           207
                                     -------       -------       -------
                                     $65,263       $46,250       $26,832
                                     =======       =======       =======


During the year ended March 31, 1999, one customer in the telephone company segment accounted for 20% of the Company's sales. During the year ended March 31, 1998, no single customer accounted for 10% or more of the Company's sales. During the year ended March 31, 1997, one customer in each of the private and international segments accounted for approximately 12% of the Company's sales.

Ten domestic customers and five international customers account for $5,494 (47%) and $2,060 (18%), respectively, of the Company's accounts receivable at March 31, 1999. The domestic customers include telephone companies and distributors. The international customers include cellular carriers and private operators in Chile, Ecuador and Canada.

Five domestic customers and three international customers account for (net of specific allowances for credit losses) $508 (16%) and $1,760 (54%) respectively, of the Company's notes receivable at March 31, 1999. The domestic customers include private operators and the international customers include a telephone company and private operators in Mexico and the Philippines.

NOTE 13 - SAVINGS PLAN

The Company has a savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may voluntarily contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. The TSG 401(k) retirement and profit sharing plan was merged into the Company's savings plan on January 1, 1999, and the Company's plan was amended to include provisions at least as favorable as those of the TSG plan. The Company matches up to 50% of the participants' contributions, up to an additional 2% of the participants' compensation. Participants are 100% vested with respect to their contributions to the plan. Vesting in Company matching contributions begins at 20% after one year of service with the Company and increases annually each year thereafter until full (100%) vesting upon five years of service. The plan pays retirement benefits based on the participant's vested account balance. Benefit distributions are generally available upon a participant's death, disability or retirement. Participants generally qualify to receive retirement benefits upon reaching the age of 65. Early retirees generally qualify for benefits provided they have reached age 55 and have completed 5 years of service with the Company. Benefits are payable in lump sums equal to 100% of the participant's account balance. Plan expense approximated $151, $114 and $104, respectively, for the years ended March 31, 1999, 1998 and 1997.

NOTE 14 - OTHER CHARGES (CREDITS)

During the year ended March 31, 1999, the Company was involved in negotiations concerning a possible business combination with an international telecommunications equipment manufacturer. During April 1999, the Company decided that the terms and conditions of the business combination as then proposed would not be, at that time, in the best long-term interests of the Company's stockholders, and terminated the negotiations. In connection therewith, the Company charged to operations approximately $1.2 million of expenses, consisting primarily of legal, accounting and consulting fees and expenses incurred by the Company during the negotiations and in connection with due diligence investigations. This charge, together with charges of $490 related to the reorganization discussed in Note 8 and other miscellaneous charges of $42, are reflected as other charges (credits) in the accompanying consolidated statement of operations for the year ended March 31, 1999.

During the year ended March 31, 1997, the Company sold equipment that was received in settlement of outstanding obligations due from a customer in bankruptcy. The amount realized by the Company from this transaction resulted in a $331 recovery, net of legal fees and related expenses, in excess of the impairment loss previously recorded by the Company. The recovery is reflected as other charges (credits) in the accompanying consolidated statement of operations for the year ended March 31, 1997.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant in a putative class action alleging that a former customer of the Company that filed for bankruptcy conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in that customer by operating a Ponzi scheme. Allegations include unlawful business practices, fraudulent and unfair business practices, false and misleading advertising, fraud and deceit, conspiracy to defraud, negligence and negligent misrepresentation, violations of California law, professional negligence and legal malpractice and spoliation of evidence. On September 28, 1998, the Company's Motion for Summary Judgment was granted by the Court and the Court dismissed the Company from the class action. On December 11, 1998, the plaintiffs appealed the Court's decision to grant the Company's Motion for Summary Judgment. The Company disputes liability and intends to defend this matter vigorously. However, the Company cannot predict the ultimate outcome of this litigation.

While the Company is subject to various other legal proceedings incidental to its business, there are no such pending legal proceedings which are material to the business of the Company.

Operating Leases

Minimum future rental payments at March 31, 1999 under non-cancelable operating leases with an initial term of more than one year are summarized as follows:

Fiscal 2000                                        $ 178
Fiscal 2001                                          138
Fiscal 2002                                           37
                                                   -----
                                                   $ 353
                                                   =====

Rent expense for the years ended March 31, 1999, 1998 and 1997 approximated $421, $253 and $159 respectively.

Royalty and Technology Transfer Fee Agreements

Pursuant to the terms of patent license and technology transfer agreements entered into in connection with the acquisition of the Lucent assets, the Company agreed to pay royalties and fees with respect to sales of products acquired for a period of two years ending September 30, 1999. Royalties and fees under these agreements during the fiscal years ended March 31, 1999 and 1998 approximated $220 and $86, respectively.

Employment Contracts

Effective October 20, 1998, the Company entered into employment agreements with its President and Chief Executive Officer and its Chairman. The employment agreement between the Company and its President expires on September 30, 2001 and the employment agreement between the Company and its Chairman expires on December 31, 1999, with each agreement subject to certain earlier termination and automatic renewal provisions. Pursuant to the agreements, the President and the Chairman are entitled to minimum compensation of at least $200,000 and $94,000 annually, respectively. In addition, these executives are entitled to receive an annual incentive bonus based on the financial performance of the Company. If the Company without cause terminates the agreements, the executives are entitled to receive the amount of compensation, bonus and benefits they would otherwise have received for the remaining term of the agreements or for twelve months from the date of notice of termination, whichever period is longer.

Effective June 11, 1999, the Company's President and Chief Executive Officer retired from his position and the Chairman of the Board of Directors of the Company was appointed as Acting President and Chief Executive Officer effective June 10, 1999. The Company and the Acting President and Chief Executive Officer have reached an agreement in principle with respect to a new employment agreement that would supercede his employment agreement that had become effective on October 20, 1998. In addition, the Company and the former President and Chief Executive Officer have reached an agreement in principle with respect to the terms of his retirement that would supercede his employment agreement that was effective as of October 20, 1998.

In addition, the Company has entered into employment agreements with its other officers that continue in effect until either party to the agreement terminates the agreement with at least 60 days prior written notice, subject to certain earlier termination provisions. Pursuant to the agreements, the officers are entitled to minimum compensation aggregating $767,000 annually. In addition, if these agreements are terminated by the Company without cause, the officers are entitled to receive the amount of compensation and benefits they would otherwise have received for a period of six months from the date of termination and thereafter until they locate employment comparable to their employment at the date of termination but not for a period longer than twelve months from the date of termination of employment.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the name and age of each director and executive officer of the Company, their positions and offices with the Company, their period of service with the Company and their business experience for at least the last five years, and with respect to directors, their principal occupation and other directorships held in public companies.

Directors

Directors are elected to serve for a one-year term and until their successors are elected and qualified. Directors of the Company who were serving as such at the end of fiscal 1999 are as follows:

         Name                               Age                   Director Since

         C. Shelton James                    59                         1991

         Tracey L. Gray                      67                         1991

         Joseph M. Jacobs                    46                         1998

         Dwight Jasmann                      63                         1993

         Charles H. Moore                    69                         1993

         Thomas E. Patton                    58                         1989

         Mark L. Plaumann                    43                         1997

         David R. A. Steadman                62                         1997

Mr. James, currently Chairman of the Board, was appointed as Acting President and Chief Executive Officer effective June 10, 1999. He had previously served as Chief Executive Officer of the Company from May 1991 until December 1997 and has been a director of the Company since December 1990. While Mr. James has devoted a substantial amount of time to the Company since May 1991, he has also served as Executive Vice President of Fundamental Management Corporation, an investment management company, since April 1990, and was appointed President of that company in April 1993. He is a member of the boards of Cyberguard Corporation, Concurrent Computer Corporation, DRS Technologies, Technisource, Inc., Fundamental Management Corporation, CSPI and SK Technologies, Inc. From 1980 to 1989, Mr. James was Executive Vice President of Gould, Inc., a diversified electronics company, and President of Gould's Computer Systems Division.

Mr. Gray retired from his position as the President and Chief Executive Officer of the Company effective June 11, 1999. He had served as President of the Company since July 1991 and as Chief Operating Officer of the Company from July 1991 until December 1997, at which time he became Chief Executive Officer. Mr. Gray has been a director of the Company since August 1991. From June 1986 until joining the Company, Mr. Gray had been a Vice President of the Government
Systems  Division,  Network  Systems  Division  and  Federal  Systems  Division,
respectively, of Sprint in Washington, DC. Prior to that, Mr. Gray served in numerous assignments with AT&T in corporate staff functions and retired as Vice President, Government Systems in 1985. He served as Chief Executive Officer and a member of the board of Access Engineering Corporation from 1985 to 1986. Mr. Gray has also served in various positions with industry professional associations. Mr. Gray is a member of the board of Canada Payphone Corporation.

Mr. Jacobs was appointed a director of the Company in February 1998. Mr. Jacobs has been President of Wexford Management LLC, a manager of several private investment partnerships including Wexford Partners Fund L.P., since its inception in January 1996. From May 1994 to January 1996, he was President and sole shareholder of Concurrency Management Corporation, the predecessor to Wexford Management LLC. From 1982 to May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group, Inc.

Mr. Jasmann has been a director of the Company since December 1993 and is currently an international telecommunications advisor. From August 1996 to February 1998, Mr. Jasmann was President and General Manager for COMSAT International Ventures in Bethesda, Maryland, a business unit of COMSAT Corporation that managed telecommunications companies in thirteen overseas markets serving the needs of national and multinational operators for digital network solutions. From January 1995 to July 1996, Mr. Jasmann was Vice President of Human Resources for AirTouch Communications in San Francisco, a domestic and international operator of wireless services. From August 1992 to December 1994, he was an international telecommunications advisor for various U.S. and foreign telecommunications operators. From February 1959 to May 1992, Mr. Jasmann held various positions with AT&T, most recently as President and Managing Director of AT&T Communications Pacific based in Hong Kong. He previously served on the boards of the Pacific Telecommunications Council in Hawaii, the Information Communication Institute of Singapore, Philcom, a Philippines telephone company, COMSAT Max in India and COMSAT Brazil and also was chairman of the board of COMSAT Argentina.

Mr. Moore has been a director of the Company since December 1993. Mr. Moore has been Director of Athletics for Cornell University since November 1994. From November 1992 to October 1994, Mr. Moore was Vice Chairman of Advisory Capital Partners, Inc., an investment advisory firm. From July 1988 to October 1992, Mr. Moore served as President and Chief Executive Officer of Ransburg Corporation, a producer of industrial coating systems and equipment, and from August 1991 to October 1992 as Executive Vice President of Illinois Tool Works, Inc., a multinational manufacturer of highly engineered components and systems. Mr. Moore is currently a director of The Sports Authority and The Turner Corporation, and is Chairman of the Audit Committee of the United States Olympic Committee.

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

Mr. Plaumann became a director of the Company in December 1997. Mr. Plaumann has been a Managing Director of Greyhawke Capital Advisors LLC, an investment firm, since June 1998, and a consultant to Wexford Management LLC since March 1998. From January 1996 to March 1998, Mr. Plaumann was Senior Vice President of Wexford Management LLC, a manager of several private investment partnerships.
From February 1995 to January 1996, Mr. Plaumann was a Vice President or director of the predecessor entities of Wexford Management LLC. From 1990 to January 1995, Mr. Plaumann was a managing director of Alvarez & Marsal, Inc., a crisis management consulting firm. From 1985 to 1990, he served in several capacities with American Healthcare Management, Inc., an owner and operator of hospitals, most recently as its President. From 1974 to 1985, Mr. Plaumann was with Ernst & Young LLP in several capacities in its auditing and consulting divisions. Mr. Plaumann is a director of BCAM International, Inc., an ergonomic technology company, and Vivax Medical

Corporation, a manufacturer of specialty beds and wound care products. Mr. Plaumann was a director of TSG prior to the acquisition of TSG in December 1997.

Mr. Steadman became a director of the Company in December 1997. Mr. Steadman has been President of Atlantic Management Associates, Inc., a management services firm, since 1988. Mr. Steadman was an employee of the Company providing management and business advice from immediately after the acquisition of TSG in December 1997 until March 1998, after having previously served in a similar position with TSG. From 1990 to 1994, Mr. Steadman served as President and Chief Executive Officer of Integra - A Hotel and Restaurant Company, and from 1987 to 1988, as Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of automated semiconductor capital equipment. From 1980 to 1987, Mr. Steadman was a Vice President of Raytheon Company, a defense electronics manufacturer, and served in various management positions, most recently as President of its venture capital division. Mr. Steadman is a director of Aavid Thermal Technologies, Inc., which manufactures thermal management products and produces computational fluid dynamics software and Tech/Ops Sevcon, Inc., a manufacturer of electronic control systems for vehicles. Mr. Steadman was Chairman of the Board of Directors of TSG from 1994 until the acquisition of TSG in December 1997.

Pursuant to a stockholders' agreement among the Company, Fundamental Management Corporation and Wexford Partners Fund, L.P., each of which is a beneficial owner of over 5% of the outstanding common stock of the Company (see Item 12 - "Security Ownership of Certain Beneficial Owners and Management"), Fundamental and Wexford has agreed to vote its shares of common stock of the Company in favor of any nominees for director nominated by the incumbent Board of Directors of the Company during the period ending after the next annual meeting of stockholders of the Company,.

Executive Officers

Executive officers are elected by the Board of Directors and serve until they resign or are removed by the Board. The Company's executive officers that were serving as such at the end of fiscal 1999 are as follows:

Name                              Age      Positions and Offices

C. Shelton James                  59       Chairman of the Board of Directors

Tracey L. Gray                    67       President and Chief Executive Officer

Eduardo Gandarilla                49       Executive Vice President,
                                           Sales and Marketing

David F. Hemmings                 52       Senior Vice President,
                                           Business Development
                                           and Technology/Systems
                                           Development

Kenneth W. Noack                  61       Vice President, Operations

William H. Thompson               46       Senior Vice President,
                                           Administration/Finance,
                                           Chief Financial Officer and Secretary

The business experience of Mr. James and Mr. Gray is set forth above under the listing of directors of the Company. Effective June 11, 1999, Mr. Gray retired from his position as the Company's President and Chief Executive Officer, and effective June 10, 1999, Mr. James was appointed as Acting President and Chief Executive Officer.

Mr. Gandarilla was appointed Executive Vice President of Sales and Marketing in May 1998, having previously served as Vice President of International Sales and Marketing since October 1996 after joining the Company in April 1996. From June 1995 until April 1996, he was an international marketing consultant for Compression Laboratories, Inc., a company, which manufactures video conferencing equipment. From July 1993 until June 1995, Mr. Gandarilla was managing director of the business communication systems division of AT&T, based in Mexico. From 1990 until July 1993, he was a managing director for Gestetner, a distributor of office equipment, also located in Mexico. His previous employment included managerial positions with various computer system companies located in Latin America and Paris.

Mr. Hemmings joined the Company in June 1998 as Senior Vice President, Business Development and Technology/Systems Development. From June 1997 until May 1998, he was President of NetInvest, LLC, a company developing satellite and cellular network operations in developing countries worldwide. From July 1993 until May 1997, Mr. Hemmings was Executive Vice President of the worldwide network and business systems groups for Brite Voice Systems, Inc., a publicly held voice processing supplier. From 1991 to June 1993, he was Senior Vice President of Boston Technology, Inc., a publicly held voice mail supplier. His previous employment included management positions with such organizations as Sprint and Harris Corporation.

Mr. Noack has served as Vice President of Operations since January 1993, having joined the Company in July 1992 as Director of Operations. Prior to joining the Company, he was with AT&T Paradyne Corporation in Largo, Florida since 1973, and most recently was Vice President and Director of Operations Planning and Materials.

Mr. Thompson joined the Company as Senior Vice President of Administration/Finance in December 1997, was elected Secretary in February 1998, and became the Chief Financial Officer in December 1998. From February 1994 to December 1997, Mr. Thompson served as Vice President of Finance, Chief Financial Officer and Secretary of TSG, and from 1990 to 1994, he served as Vice President of Finance of TSG. Prior to joining TSG, Mr. Thompson held various financial executive positions with Cardiac Control Systems, Inc., a publicly-held medical device manufacturer, from 1983 to 1990. From 1974 to 1983, Mr. Thompson, who is a certified public accountant, held various positions, most recently as Audit Manager, with PriceWaterhouseCoopers LLP, certified public accountants.

                                   ----------

Item 11. EXECUTIVE COMPENSATION

This item contains information about compensation, stock options and employment arrangements and other information concerning certain executive officers of the Company.

Summary Compensation Table

The following table sets forth the compensation earned for services rendered during the fiscal years indicated by the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose salary and bonus exceeded $100,000 during the fiscal year ended March 31, 1999 and who were serving as executive officers as of March 31, 1999, and one other executive officer that was not serving as such as of March 31, 1999 ("named executive officers").

                                                                                        Long Term
                                                                                         Compen-
                                                                                         sation
                                                  Annual Compensation                    Awards
                                           -------------------------------------        ---------
            (a)                  (b)         (c)            (d)             (e)            (g)           (i)
                                                                          Other         Securities
                                                                          Annual        Underlying   All Other
                                                                          Compen-        Option/       Compen-
    Name and Principal                                                    sation           SARs        sation
         Position                Year      Salary ($)      Bonus ($)      ($) (1)        (#) (2)         ($)
   -------------------           ----      ----------      ---------      -------        -------         ---
Tracey L. Gray                   1999       195,635             --             --        50,000        5,168 (3)
President and Chief              1998       162,096         66,010             --        41,000        4,621
Executive Officer                1997       148,928         60,450             --            --        3,656

Eduardo Gandarilla (4)           1999       215,350          8,155         19,868        35,000        4,371 (5)
Executive Vice President         1998       184,453         17,965             --        10,000        2,066
                                 1997       162,123         12,000         44,617        50,000        2,030

David F. Hemmings (6)            1999       118,269         14,596         15,480        50,000        4,054 (7)
Senior Vice President            1998            --             --             --            --           --
                                 1997            --             --             --            --           --

Kenneth W. Noack                 1999       105,000          8,094             --        25,000        2,802 (8)
Vice President                   1998        98,167         16,687             --         8,000        2,580
                                 1997        75,554         13,663             --            --        1,961

Henry W. Swanson (9)             1999       117,000          4,445             --        25,000        2,994 (10)
Vice President                   1998       112,677         16,787             --         8,000        2,066
                                 1997        56,538             --         35,000        40,000        2,030

William H. Thompson (11)         1999       124,282         10,525         17,221        25,000        1,592 (12)
Senior Vice President            1998        35,551          3,725             --        30,000          281
                                 1997            --             --             --            --           --
----------

Footnotes to Summary Compensation Table

(1) Other annual compensation with respect to Mr. Gandarilla, Mr. Thompson and Mr. Swanson represents reimbursements of relocation expenses and/or related income taxes. Other annual compensation with respect to Mr. Hemmings includes an employment signing bonus of $15,000 and a reimbursement of relocation expenses of $480.

(2) Represents the number of shares of Common Stock underlying options granted under the Company's 1991 Stock Option Plan.

(3) Includes the taxable portion of Company paid group term life insurance of $1,260 and matching contributions of $3,908 made by the Company to the Company's 401(k) savings plan for the account of the executive.

(4) The salary of Mr. Gandarilla includes sales commissions paid to Mr. Gandarilla under the sales compensation plan between Mr. Gandarilla and the Company.

(5) Includes the taxable portion of Company paid group term life insurance of $174 and matching contributions of $4,197 made by the Company to the Company's 401(k) savings plan for the account of the executive.

(6) Mr. Hemmings joined the Company on June 1, 1998 as Senior Vice President of Business Development and Technology/Systems Development.

(7) Includes the taxable portion of Company paid group term life insurance of $169 and matching contributions of $2,308 made by the Company to the Company's 401(k) savings plan for the account of the executive. Also includes $1,577 related to additional life insurance premiums paid by the Company.

(8) Includes the taxable portion of Company paid group term life insurance of $702 and matching contributions of $2,100 made by the Company to the Company's 401(k) savings plan for the account of the executive.

(9) Mr. Swanson serves the Company as the Vice President of Development and served as the executive officer of the Company's engineering, research and development activities until June 1, 1998.

(10) Includes the taxable portion of Company paid group term life insurance of $702 and matching contributions of $2,292 made by the Company to the Company's 401(k) savings plan for the account of the executive.

(11) Mr. Thompson joined the Company on December 18, 1997 as Senior Vice President of Administration and Finance upon the acquisition of TSG.

(12) Includes the taxable portion of Company paid group term life insurance of $260 and matching contributions of $1,332 made by the Company to the Company's 401(k) savings plan for the account of the executive.

Stock Option Grants in the Last Fiscal Year

The following table sets forth certain information with respect to stock options to purchase shares of the Company's Common Stock that were granted to each of the named executive officers during the fiscal year ended March 31, 1999.

                                                                                                               Potential
                                                                                                         Realizable Value at
                                                                                                              Assumed Annual
                                                                                                         Rates of Stock Price
                                                                                                              Appreciation
                                     Individual Grants                                                    for Option Term (2)
----------------------------------------------------------------------------------------------          ----------------------
            (a)                    (b)            (c)             (d)                   (e)               (f)           (g)
                                              % of Total
                                  Number        Options
                                    of        Granted to
                                Securities     Employees       Exercise
                                Underlying     in Fiscal         Price              Expiration
Name                            Options (1)      Year          ($/Share)               Date               5%           10%
----                            -----------   ----------       ---------            ----------          --------     ---------
Tracey L. Gray                   50,000           9%           $ 4.560                 7/13/03          $ 63,027     $ 139,273
Eduardo Gandarilla               35,000           6%           $ 4.560                 7/13/03            44,119        97,491
David F. Hemmings                50,000           9%           $ 5.090                 6/01/03            70,366       155,491
Kenneth W. Noack                 25,000           5%           $ 4.560                 7/13/03            31,513        69,636
Henry W. Swanson                 25,000           5%           $ 4.560                 7/13/03            31,513        69,636
William H. Thompson              25,000           5%           $ 4.560                 7/13/03            31,513        69,636

----------

      (1) These options were granted at an exercise price equal to the per share market value of the Common Stock on the grant date. The options become exercisable twenty-five percent each year beginning one year after the date of grant.

      (2) The potential realizable value is calculated based on the term of the option (five years) at its date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; however, the optionee will not actually realize any benefit from the option unless the market value of the Company's stock price in fact increases over the option price.

                                   ----------

Aggregated Stock Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for each of the named executive officers certain information with respect to stock options exercised during the fiscal year ended March 31, 1999 and the number and value of exercisable and unexercisable options held by named executive officers as of March 31, 1999. The "Value Realized" on "Shares Acquired on Exercise" during the fiscal year ended March 31, 1999 is based on the difference between the closing market price of the Common Stock on the exercise date and the option exercise price per share. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is based on the difference between the closing market price of the Common Stock on March 31, 1999 ($3.75 per share) and the option exercise price per share.

            (a)                    (b)            (c)             (d)                     (e)
                                                               Number of
                                                               Securities               Value of
                                                               Underlying             Unexercised
                                                              Unexercised             In-the-Money
                                                               Options at              Options at
                                  Shares                         Fiscal                  Fiscal
                                 Acquired                       Year-End                Year-End
                                    on           Value        Exercisable/            Exercisable/
                                 Exercise      Realized      Unexercisable           Unexercisable
Name                               (#)            ($)             (#)                     ($)
-------------------             ---------      ---------------------------           -------------
Tracey L. Gray                     5,000        19,388       49,000/87,000              5,000/0
Eduardo Gandarilla                    --            --       27,500/67,500                  0/0
David F. Hemmings                     --            --            0/50,000                  0/0
Kenneth W. Noack                   8,000        30,520       20,562/33,188              3,000/0
Henry W. Swanson                      --            --       22,000/51,000                  0/0
William H. Thompson                   --            --       63,073/49,677             88,124/0

Employment Contracts and Termination of Employment and Change in Control Arrangements

Mr. C. Shelton James. The Company and Mr. James entered into an employment agreement that became effective as of October 20, 1998. The agreement expires on December 31, 1999, subject to certain earlier termination and automatic renewal provisions. Pursuant to the agreement, Mr. James serves as the Chairman of the Board of Directors and an employee of the Company, and is paid an annual salary of at least $94,000. Under the agreement, the base salary of Mr. James is subject to annual review for merit and other increases at the discretion of the Board. Mr. James is also entitled to the same benefits made available to the other senior executives of the Company on the same terms and conditions as such executives. Under the terms of the agreement, Mr. James is also entitled to receive an annual incentive bonus equal to 50% of base salary if the Company achieves its after tax profit plan for the year. If the Company is profitable and earns less than its plan, then such bonus is based on the percentage achievement of the annual plan times 50% of base salary. If the Company achieves profits in excess of its annual plan, then, at the discretion of the Board, an additional bonus in excess of 50% of base salary may be paid. In addition, the agreement provides that outstanding options held by Mr. James immediately vest in the event of a change in control of the Company, including the transfer, exchange or sale of a substantial portion of the Company's assets to a non-affiliated third party, a merger or consolidation of the Company pursuant to which the stockholders of the Company own less than 50% of the surviving entity or the entity into which the common stock of the Company is converted or if any person, other than Wexford Management LLC or its affiliates or Fundamental Management Corporation or its affiliates, become the owner directly or indirectly of securities of the Company or its successor representing 35% or more of the combined voting power of the Company's or its successor's securities then outstanding. If the Company without cause terminates the agreement, Mr. James is entitled to receive the amount of compensation, bonus and benefits he would otherwise have received for the remaining term of the agreement or for twelve months from the date of notice of termination, whichever period is longer.

Effective June 10, 1999, Mr. James was appointed as the Company's Acting President and Chief Executive Officer. The Company and Mr. James have reached an agreement in principle with respect to a new employment agreement that would supercede his employment agreement that became effective on October 20, 1998. Also, effective June 10, 1999, Mr. James began to receive compensation based on an annual salary of $250,000 and a non-accountable monthly expense allowance of $2,000.

Mr. Tracey L. Gray. The Company and Mr. Gray entered into an employment agreement that became effective as of October 20, 1998. The employment agreement expires on September 30, 2001, subject to certain earlier termination provisions. Pursuant to the agreement, Mr. Gray is paid an annual salary of at least $200,000. His base salary is subject to annual review for merit and other increases at the discretion of the Board. Mr. Gray is also entitled to the same benefits made available to the other senior executives of the Company on the same terms and conditions as such executives. In addition, Mr. Gray is entitled to receive an annual incentive bonus equal to 50% of base salary if the Company achieves its after tax profit plan for the year. If the Company is profitable and earns less than its plan, then such bonus is based on the percentage achievement of the annual plan times 50% of base salary. If the Company achieves profits in excess of its annual plan, then, at the discretion of the Board, an additional bonus in excess of 50% of base salary may be paid. Further, the agreement provides that outstanding options held by Mr. Gray immediately vest and continue in effect until the termination of such options in accordance with their terms in the event Mr. Gray's employment is terminated without cause. In addition, if the agreement is terminated by the Company without cause, Mr. Gray is entitled to receive the amount of compensation, bonus and benefits he would otherwise have received for the remaining term of the agreement or for twelve months from the date of notice of termination, whichever period is longer.

Effective June 11, 1999, Mr. Gray retired from his position as the President and Chief Executive Officer of the Company. The Company and Mr. Gray have reached an agreement in principle with respect to the terms of his retirement that would supercede his employment agreement that was effective as of October 20, 1998.

Other Executive Officers. Each of Messrs. Gandarilla, Hemmings, Noack, Swanson and Thompson entered into an employment agreement with the Company which became effective as of December 10, 1998 and that continue in effect until either party to the agreement terminates the agreement with at least 60 days prior written notice, subject to certain earlier termination provisions. Pursuant to the agreements, Messrs. Gandarilla, Hemmings, Noack, Swanson and Thompson are paid annual salaries of at least $155,000, $150,000, $105,000, $117,000 and $125,000, respectively, and with respect to Mr. Gandarilla commissions on the basis determined by the Company. Their base salaries are subject to annual review for merit and other increases at the discretion of the Board. Messrs. Gandarilla, Hemmings, Noack, Swanson and Thompson are reimbursed (in accordance with Company policy from time to time in effect) for all reasonable business expenses incurred by them in the performance of their duties.

Pursuant to the terms of the agreements, Messrs. Gandarilla, Hemmings, Noack, Swanson and Thompson are entitled to the same benefits made available to the other senior executives of the Company and on the same terms and conditions as such executives. Messrs. Gandarilla, Hemmings, Noack, Swanson and Thompson are also entitled to receive an annual incentive bonus, if any, as determined or approved by the

Board or the Compensation Committee pursuant to the Company's incentive compensation plan. Pursuant to the terms of the agreements, Messrs. Gandarilla, Hemmings, Noack, Swanson and Thompson will be granted such options to purchase shares of the Company's common stock as approved by the Compensation Committee.

In addition, pursuant to the terms of the agreements, outstanding options held by Messrs. Gandarilla, Hemmings, Noack, Swanson and Thompson immediately vest in the event of a change in control of the Company, including the transfer, exchange or sale of substantially all of the Company's assets to a non-affiliated third party, a merger or consolidation of the Company pursuant to which the stockholders of the Company own less than 50% of the surviving entity or the entity into which the common stock of the Company is converted or if any person, other than Wexford Management LLC or its affiliates or Fundamental Management Corporation or its affiliates, becomes the owner directly or indirectly of securities of the Company or its successor representing 35% or more of the combined voting power of the Company's or its successor's securities then outstanding. Also, vested outstanding options held by Messrs. Gandarilla, Hemmings, Noack, Swanson and Thompson continue in effect in accordance with their terms, but not to exceed one year from the date of termination of employment in the event their employment is terminated other than for cause or upon death or disability. In addition, if these agreements are terminated by the Company without cause, Messrs. Gandarilla, Hemmings, Noack, Swanson and Thompson are entitled to receive the amount of compensation and benefits they would otherwise have received for a period of six months from the date of termination and thereafter until they locate employment comparable to their employment at the date of termination but not for a period longer than twelve months from the date of termination of employment.

Under the terms of the agreements, Messrs. Gandarilla, Hemmings, Noack, Swanson and Thompson are indemnified by the Company with respect to claims made against them as officers and/or employees of the Company or any subsidiary of the Company to the fullest extent permitted by the Company's Certificate of Incorporation, its Bylaws and Delaware corporation law.

Directors' Compensation

Directors who are not employees of the Company receive an annual retainer fee of $5,000 plus $1,500 for each Board meeting attended, and $500 for each Board committee meeting attended. Directors are also reimbursed for expenses in attending Board and Board committee meetings.

Non-employee directors of the Company automatically receive "formula" stock option grants under the Company's Directors' Stock Option Plan. Each non-employee director first elected to the Board automatically receives an option to purchase 4,000 shares of Common Stock on the date of his or her election to the Board. In addition, each non-employee director then serving on a committee of the Board and each non-employee director then serving as chairman of a committee of the Board automatically receives on the last day of the fiscal year (March 31) an option to purchase 1,000 shares of Common Stock with respect to each such committee and each such chairmanship. In addition, on July 13, 1998, the Directors' Stock Option Plan was amended to provide for the grant of stock options to non-employee directors at the discretion of the Compensation and Stock Option Committee.

On July 13, 1998, the Company granted options to purchase 5,000 shares of Common Stock at an exercise price of $4.5625 per share to each non-employee director (Messrs. Jacobs, Jasmann, Moore, Patton, Plaumann and Steadman) pursuant to the Company's Directors' Stock Option Plan. In addition, on March 31, 1999, the Company granted formula options to Messrs. Jacobs, Jasmann, Moore, Patton, Plaumann and Steadman pursuant to the Company's Directors' Stock Option Plan to purchase 2,000 shares, 4,000 shares, 4,000 shares, 4,000 shares, 2,000 shares and 5,000 shares of Common Stock, respectively, at an exercise price of $3.5938 per share. Options granted pursuant to the Directors' Stock

Option Plan become fully exercisable one year after the date of grant and expire five years from the date of grant.

Also, during the fiscal year ended March 31, 1999, the Board approved the payment of certain additional fees to members of the Compensation Committee and a Special Acquisition Committee established during the year. Additional fees paid to each of Messrs. Jasmann, Plaumann and Steadman as members of the Compensation Committee amounted to $1,000 during the year ended March 31, 1999. Additional fees paid to Messrs. Jasmann, Moore, Patton and Steadman as members of the Special Acquisition Committee with respect to the year ended March 31, 1999 aggregated $12,700, $10,200, $10,400 and $19,200, respectively.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board, which during the year ended March 31, 1999 consisted of Messrs. Dwight Jasmann, Mark L. Plaumann and David R.A. Steadman, makes decisions concerning executive compensation. Messrs. Jasmann, Plaumann and Steadman are neither officers nor employees of the Company or any of its subsidiaries. During fiscal 1999, no executive officer of the Company served as a member of the compensation committee or as director of another entity of which any executive officers thereof served as a director or member of the Compensation Committee of the Company. Mr. Steadman was an employee of the Company from December 18, 1997 to March 31, 1998, and was an employee and Chairman of the Board of Directors of TSG prior to the Company's acquisition of TSG on December 18, 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth certain information regarding beneficial ownership of the outstanding Common Stock of the Company at June 2, 1999 according to information supplied to the Company by: (i) each person known by the Company to own beneficially more than 5% of the Common Stock; (ii) each of the directors of the Company; (iii) each of the named executive officers; and
(iv) all current directors and executive officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days, such as upon the exercise of options or warrants. The numbers and percentages assume for each person or group listed, the exercise of all warrants and stock options held by such person or group that are exercisable within 60 days of June 2, 1999, but not the exercise of such warrants and stock options owned by any other person. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

Name and Address                         Number of Shares            Percentage
of Beneficial Owner                      Beneficially Owned           of Class
-------------------------------------------------------------------------------
Wexford Partners Fund L.P.               2,617,269 (1)                 19.4%
411 West Putnam Avenue
Greenwich, Connecticut 06830

Fundamental Management Corporation         959,202 (2)                  7.1%
4000 Hollywood Boulevard
Suite 610N
Hollywood, Florida 33021

----------

(1) Includes 10,000 shares that may be purchased by Mr. Jacobs, a director of the Company and an affiliate of Wexford Partners Fund L.P., and 10,000 shares that may be purchased by Mr. Plaumann, a director of the Company and a consultant to and former employee of Wexford, upon exercise of stock options within 60 days as to which Wexford Partners Fund L.P. exercises shared voting or investment power.

(2) On June 2, 1999, Fundamental Management Corporation, as General Partner of various limited partnerships, effected an in-kind distribution of 524,446 shares of Common Stock of the Company to the holders of the limited partnership interests.

Security Ownership of Management

                                                Number of Shares      Percentage
Name                                           Beneficially Owned      of Class
--------------------------------------------------------------------------------
Tracey L. Gray                                    205,784   (1)            1.5%
Joseph M. Jacobs                                2,617,269   (2)           19.4%
C. Shelton James                                1,133,072   (3)            8.4%
Dwight Jasmann                                     13,890   (4)               *
Charles H. Moore                                   17,100   (5)               *
Thomas E. Patton                                   15,000   (6)               *
Mark L. Plaumann                                   10,000   (7)               *
David R.A. Steadman                                82,202   (8)               *
Eduardo Gandarilla                                 51,250   (9)               *
David F. Hemmings                                  22,500   (10)              *
Kenneth W. Noack                                   58,472   (11)              *
Henry W. Swanson                                   30,250   (12)              *
William H. Thompson                                72,129   (13)              *
All directors and executive officers as
as a group (13 persons)                         4,318,918   (14)          30.9%

*      Less than 1%

----------
      (1) Includes 71,750 shares that may be purchased upon exercise of stock options within 60 days.

      (2) Includes 2,597,269 shares held by Wexford Partners Fund L.P., as to which shares Mr. Jacobs disclaims beneficial ownership, and 20,000 shares that may be purchased upon exercise of stock options within 60 days.

      (3) Includes 959,202 shares held by Fundamental Management Corporation, as to which shares Mr. James disclaims beneficial ownership, and 58,250 shares that may be purchased upon exercise of stock options within 60 days.

      (4) Includes 11,000 shares that may be purchased upon exercise of stock options within 60 days.

      (5) Includes 75 shares held by Mr. Moore's wife and 25 shares held by Mr. Moore's daughter. Includes 16,000 shares that may be purchased upon exercise of stock options within 60 days.

      (6) Includes 500 shares held jointly with Mr. Patton's wife. Includes 14,000 shares that may be purchased upon exercise of stock options within 60 days.

      (7) Represents 10,000 shares that may be purchased upon exercise of stock options within 60 days.

      (8) Includes 80,250 shares that may be purchased upon exercise of stock options within 60 days.

      (9) Represents 51,250 shares that may be purchased upon exercise of stock options within 60 days.

      (10) Includes 12,500 shares that may be purchased upon exercise of stock options within 60 days.

      (11) Includes 28,812 shares that may be purchased upon exercise of stock options within 60 days.

      (12) Represents 30,250 shares that may be purchased upon exercise of stock options within 60 days.

      (13) Includes 71,500 shares that may be purchased upon exercise of stock options within 60 days.

      (14) Includes a total of 959,202 shares held by Fundamental Management Corporation, 2,597,269 shares held by Wexford Partners Fund L.P. and 600 shares held by family members as to which shares the respective officers and directors disclaim beneficial ownership. Also includes 465,562 shares that may be purchased upon exercise of stock options within 60 days. On June 2, 1999, Fundamental Management Corporation, as General Partner of various limited partnerships, effected an in-kind distribution of 524,446 shares of Common Stock of the Company to the holders of the limited partnership interests. After such distribution, all directors and executive officers as a group beneficially own 4,318,918 shares, or 30.9%, of the Common Stock of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Tracey L. Gray, the Company's President and Chief Executive Officer until June 11, 1999, is a majority stockholder of NuTel Systems, Inc. ("NuTel"), a customer of the Company. During the year ended March 31, 1999, the Company's sales to NuTel aggregated $32. At March 31, 1999, notes and accounts receivable from NuTel amounted to $43. The Company's sales to NuTel during the year ended March 31, 1999 have been made on an arms length basis at sales prices and terms no more favorable than made to other customers acquiring similar amounts of products from the Company.

In connection with the acquisition of TSG, the Company entered into stockholders' agreement with Fundamental Management Corporation and Wexford Partners Fund, L.P., each of which is a beneficial owner of over 5% of the Company's outstanding common stock. Pursuant to the stockholders' agreement, the Company has agreed to file a registration statement with respect to the Company's common stock owned by Wexford or Fundamental within 45 days after any request by both Fundamental and Wexford. The Company would generally bear the expenses of such registration.

                                   ----------

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) List of Documents filed as part of this Report.

        (1) Financial Statements - See the index to the financial statements in
            Item 8.

        (2) Financial Statement Schedules - See the index to the financial statement schedules in Item 8.

        (3) Exhibits -


Exhibit No.                  Description of Exhibit
-----------                  ----------------------

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1998)

3.2 By-Laws, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended March 31,
            1992)

4.1 Form of Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form 8-A dated November 21,
            1986)

4.2 Representative's Warrant Agreement between Technology Service Group, Inc. and Brookehill Equities, Inc. dated May 10, 1996 (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, File No. 333-38439)

4.3 Warrant Agreement between Technology Service Group, Inc. and Liberty Bank and Trust Company of Oklahoma City, N.A. dated May 10, 1996
            (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4, File No. 333-38439)

4.4 Supplemental Warrant Agreement between the Registrant, Technology Service Group, Inc. and Brookehill Equities, Inc. dated December 18, 1997 (filed herewith)

4.5 Supplemental Warrant Agreement between the Registrant, Technology Service Group, Inc., Liberty Bank and Trust Company of Oklahoma City N.A. and American Stock Transfer and Trust Company dated December 23, 1997 (filed herewith)

4.6 Rights Agreement, dated as of May 10, 1999, between Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated April 19, 1999)

10.1*       1991 Stock Option  Plan,  as amended  (incorporated  by reference to
            Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.2* Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.3*       1994  Omnibus  Stock  Plan  of  Technology   Service   Group,   Inc.
            (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1998)

10.4* 1995 Non-Employee Director Stock Option Plan of Technology Service Group, Inc. (incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended March 31,
            1998)

10.5        Restated Loan Agreement  between  Registrant and  NationsBank,  N.A.
            dated November 25, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

10.6 First Amendment to Loan and Security Agreement between Registrant and NationsBank, N.A. dated March 29, 1999 (filed herewith)

10.7 Promissory Note between Registrant and NationsBank, N.A. dated March 29, 1999 (filed herewith)

10.8        First   Replacement   Promissory   Note   between   Registrant   and
            NationsBank, N.A. dated March 29, 1999 (filed herewith)

10.9        Second   Replacement   Promissory   Note  between   Registrant   and
            NationsBank, N.A. dated March 29, 1999 (filed herewith)

10.10 Mortgage Modification and Future Advance Agreement between Registrant and NationsBank, N.A. November 26, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

10.11* Amended and Restated Employment Agreement between Elcotel, Inc. and Tracey L. Gray dated October 20, 1998 (incorporated by reference to
            Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.12*      Amended and Restated Employment Agreement between Elcotel,  Inc. and
            C. Shelton James dated October 20, 1998 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.13* Employment Agreement between Elcotel, Inc. and David F. Hemmings dated December 10, 1998 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.14* Employment Agreement between Elcotel, Inc. and William H. Thompson dated December 10, 1998 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.15* Employment Agreement between Elcotel, Inc. and Kenneth W. Noack dated December 10, 1998 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.16* Employment Agreement between Elcotel, Inc. and Henry W. Swanson dated December 10, 1998 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.17* Employment Agreement between Elcotel, Inc. and Darold R. Bartusek dated December 10, 1998 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.18* Employment Agreement between Elcotel, Inc. and Hugh H. Durden dated December 10, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.19* Employment Agreement between Elcotel, Inc. and Eduardo Gandarilla dated December 10, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.20 Technology and Transfer Agreement between Registrant and Lucent Technologies Inc. dated September 30, 1997 (incorporated by reference to Exhibit 2.2 to Registrant's Form 8-K dated September 30, 1997)

10.21 Patent License Agreement between Registrant and Lucent Technologies Inc. dated September 30, 1997 (incorporated by reference to Exhibit
            2.3 to Registrant's Form 8-K dated September 30, 1997)

10.22 Stockholders' Agreement (incorporated by reference to Exhibit 2.3 to Registrant's Registration Statement on Form S-4, File No. 333-38439)


21.1        Subsidiaries of the Registrant (filed herewith)

23.1        Independent Auditor's Consent (filed herewith)

27          Financial Data Schedule (Edgar filing only)

* Management compensation agreements and plans.

       (b)        Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended March 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on the 28th day of June 1999.

                                            ELCOTEL, INC.
                                    By: /s/ C. Shelton James
                                        ---------------------------
                                            C. Shelton James
                                            Acting President &
                                            Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of C. Shelton James and William H. Thompson jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                          Title                                       Date

By: /s/ C. Shelton James                      Acting President & Chief                    June 28,1999
    --------------------------                Executive Officer, Director
        C. Shelton James                      and Chairman of the Board

By: /s/ William H. Thompson                   Senior Vice President,                      June 28, 1999
    --------------------------                Chief Financial Officer,
        William H. Thompson                   Secretary (principal financial
                                              officer)

By: /s/ Scott M. Klein                        Controller (principal                       June 28, 1999
    --------------------------                accounting officer)
        Scott M. Klein

By: /s/ Tracey L. Gray                        Director                                    June 28, 1999
    --------------------------
        Tracey L. Gray

By: /s/ Joseph M. Jacobs                      Director                                    June 28, 1999
    --------------------------
        Joseph M. Jacobs

By: /s/ Dwight Jasmann                        Director                                    June 28, 1999
    --------------------------
        Dwight Jasmann

By: /s/ Charles H. Moore                      Director                                    June 28, 1999
    --------------------------
        Charles H. Moore

By: /s/ Thomas E. Patton                      Director                                    June 28, 1999
    --------------------------
        Thomas E. Patton

By: /s/ Mark L. Plaumann                      Director                                    June 28, 1999
    --------------------------
        Mark L. Plaumann

By: /s/ David R.A. Steadman                   Director                                    June 28, 1999
    --------------------------
        David R.A. Steadman

                                  EXHIBIT INDEX

Exhibit No.                 Description of Exhibit
-----------                 ----------------------

3.1           Certificate  of   Incorporation,   as  amended   (incorporated  by
              reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1998)

3.2 By-Laws, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1992)

4.1 Form of Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form 8-A dated November 21,
              1986)

4.2 Representative's Warrant Agreement between Technology Service Group, Inc. and Brookehill Equities, Inc. dated May 10, 1996 (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, File No. 333-38439)

4.3 Warrant Agreement between Technology Service Group, Inc. and Liberty Bank and Trust Company of Oklahoma City, N.A. dated May 10, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4, File No. 333-38439)

4.4 Supplemental Warrant Agreement between the Registrant, Technology Service Group, Inc. and Brookehill Equities, Inc. dated December 18, 1997 (filed herewith)

4.5 Supplemental Warrant Agreement between the Registrant, Technology Service Group, Inc., Liberty Bank and Trust Company of Oklahoma City N.A. and American Stock Transfer and Trust Company dated December 23, 1997 (filed herewith)

4.6 Rights Agreement, dated as of May 10, 1999, between Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated April 19,
              1999)

10.1*         1991 Stock Option Plan, as amended  (incorporated  by reference to
              Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.2* Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.3*         1994  Omnibus  Stock  Plan  of  Technology   Service  Group,  Inc.
              (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1998)

10.4* 1995 Non-Employee Director Stock Option Plan of Technology Service Group, Inc. (incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1998)

10.5          Restated Loan Agreement between  Registrant and NationsBank,  N.A.
              dated November 25, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

10.6 First Amendment to Loan and Security Agreement between Registrant and NationsBank, N.A. dated March 29, 1999 (filed herewith)

10.7 Promissory Note between Registrant and NationsBank, N.A. dated March 29, 1999 (filed herewith)

10.8          First   Replacement   Promissory   Note  between   Registrant  and
              NationsBank, N.A. dated March 29, 1999 (filed herewith)

10.9          Second   Replacement   Promissory  Note  between   Registrant  and
              NationsBank, N.A. dated March 29, 1999 (filed herewith)

10.10 Mortgage Modification and Future Advance Agreement between Registrant and NationsBank, N.A. November 26, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

10.11*        Amended and Restated  Employment  Agreement between Elcotel,  Inc.
              and Tracey L. Gray dated October 20, 1998 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.12*        Amended and Restated  Employment  Agreement between Elcotel,  Inc.
              and C. Shelton James dated October 20, 1998 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.13* Employment Agreement between Elcotel, Inc. and David F. Hemmings dated December 10, 1998 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.14* Employment Agreement between Elcotel, Inc. and William H. Thompson dated December 10, 1998 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.15* Employment Agreement between Elcotel, Inc. and Kenneth W. Noack dated December 10, 1998 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.16* Employment Agreement between Elcotel, Inc. and Henry W. Swanson dated December 10, 1998 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.17* Employment Agreement between Elcotel, Inc. and Darold R. Bartusek dated December 10, 1998 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.18* Employment Agreement between Elcotel, Inc. and Hugh H. Durden dated December 10, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.19* Employment Agreement between Elcotel, Inc. and Eduardo Gandarilla dated December 10, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.20 Technology and Transfer Agreement between Registrant and Lucent Technologies Inc. dated September 30, 1997 (incorporated by reference to Exhibit 2.2 to Registrant's Form 8-K dated September 30, 1997)

10.21 Patent License Agreement between Registrant and Lucent Technologies Inc. dated September 30, 1997 (incorporated by reference to Exhibit 2.3 Registrant's Form 8-K dated September 30,
              1997)

10.22 Stockholders' Agreement (incorporated by reference to Exhibit 2.3 to Registrant's Registration Statement on Form S-4, File No. 333-38439)

21.1          Subsidiaries of the Registrant (filed herewith)

23.1          Independent Auditor's Consent (filed herewith)

27            Financial Data Schedule (Edgar filing only)

* Management compensation agreements and plans.