Form 10-Q
period 1999-06-30
ELCOTEL INC
filed 1999-08-13
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                           Commission File No. 0-15205


                                  ELCOTEL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             59-2518405
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)


6428 Parkland Drive, Sarasota, Florida                           34243
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

                                                   Yes  X      No __


As of August 10, 1999, there were 13,499,693 shares of the Registrant's Common Stock outstanding.

                         ELCOTEL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      INDEX

                                                                         Page
                                                                         Number

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets at June 30, 1999
      (unaudited) and March 31, 1999                                        3

    Unaudited Consolidated Statements of Operations for the
      Three Months Ended June 30, 1999 and 1998                             4

    Unaudited Consolidated Statements of Cash Flows for the
      Three Months Ended June 30, 1999 and 1998                             5

    Notes to Consolidated Financial Statements                              6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                17

  Item 6. Exhibits and Reports on Form 8-K                                 18

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         ELCOTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                   June 30,         March 31,
                                                                      1999             1999
                                                                  -------------    ------------
                                                                  (Unaudited)
ASSETS
Current assets:
    Cash                                                          $     20           $     16
    Accounts and notes receivable, less allowance for credit
        losses of $1,929 and $1,970                                 11,904             12,209
    Inventories                                                     13,166             13,978
    Income taxes receivable                                          2,029              1,997
    Deferred tax asset - current portion                             2,143              2,215
    Prepaid expenses and other current assets                        1,156                912
                                                                  --------           --------
          Total current assets                                      30,418             31,327
Property, plant and equipment, net                                   5,041              5,064
Notes receivable, less allowance for credit losses
  of $400 and $312                                                     816                898
Identified intangible assets, net of accumulated amortization
  of $1,828 and $1,541                                               7,447              7,734
Capitalized software, net of accumulated amortization
  of $306 and $240                                                   2,370              1,573
Goodwill, net of accumulated amortization
  of $1,050 and $878                                                23,046             23,218
Deferred tax asset                                                   1,168                948
Other assets                                                           447                533
                                                                  --------           --------
                                                                  $ 70,753           $ 71,295
                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                $    733           $  1,428
    Accounts payable                                                 3,837              4,186
    Accrued expenses and other current liabilities                   4,096              4,197
    Notes and debt obligations payable within one year                 823                823
                                                                  --------           --------
          Total current liabilities                                  9,489             10,634
Notes and debt obligations payable after one year                   11,308             10,355
                                                                  --------           --------
                                                                    20,797             20,989
                                                                  --------           --------
Commitments and contingencies                                           --                 --
Stockholders' equity:
    Common stock, $.01 par value, 30,000,000 shares authorized,
      13,551,693 and 13,551,693 shares issued and outstanding .        136                136
    Additional paid-in capital                                      46,667             46,667
    Retained earnings                                                3,330              3,680
    Less - cost of 52,000 shares of common stock in treasury ..       (177)              (177)
                                                                  --------           --------
          Total stockholders' equity                                49,956             50,306
                                                                  --------           --------
                                                                  $ 70,753           $ 71,295
                                                                  ========           ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                             Three Months Ended
                                                                  June 30,
                                                        ----------------------------
                                                            1999             1998
                                                        ---------          ---------
Revenues and net sales:
  Product sales                                         $  9,835           $ 12,770
  Services                                                 2,923              2,866
                                                        --------           --------
                                                          12,758             15,636
                                                        --------           --------
Cost of revenues and sales:
  Cost of products sold                                    6,473              7,638
  Cost of services                                         2,299              2,590
                                                        --------           --------
                                                           8,772             10,228
                                                        --------           --------
Gross profit                                               3,986              5,408
                                                        --------           --------
Other costs and expenses:
    Selling, general and administrative
        expenses                                           2,544              2,851
    Engineering, research and
        development expenses                               1,333              1,575
    Amortization                                             537                507
    Interest expense, net                                    125                 80
                                                        --------           --------
                                                           4,539              5,013
                                                        --------           --------
Income (loss) before income tax
    (expense) benefit                                       (553)               395

Income tax (expense) benefit                                 203               (158)
                                                        --------           --------
Net income (loss)                                       $   (350)          $    237
                                                        ========           ========

Income (loss) per common and common equivalent share:

      Basic                                             $  (0.03)          $   0.02
                                                        ========           ========
      Diluted                                           $  (0.03)          $   0.02
                                                        ========           ========

Weighted average number of common and
common equivalent shares outstanding:

      Basic                                               13,500             13,404
                                                        ========           ========
      Diluted                                             13,500             13,763
                                                        ========           ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                      ELCOTEL, INC. AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)


                                                                  Three Months Ended
                                                                      June 30,
                                                             ---------------------------
                                                               1999               1998
                                                             -------            --------
Cash flows from operating activities
    Net income (loss)                                        $  (350)           $    237
    Adjustments to  reconcile  net income  (loss) to net
       cash  provided by (used for) operating activities:
        Depreciation and amortization                            863                765
        Provision for credit losses                               71                 45
        Provisions for obsolescence and warranty
          expense                                                320                180
        Stock option compensation                                 15                 --
        Deferred tax benefit                                    (148)               (27)
        Changes in operating assets and liabilities:
          Accounts and notes receivable                          316             (1,048)
          Inventories                                            650             (4,022)
          Income taxes receivable                                (32)                98
          Prepaid expenses and other current assets             (244)                68
          Other assets                                            73                (47)
          Accounts payable                                      (349)               382
          Accrued expenses and other current liabilities        (274)               257
                                                             -------            -------
      Net cash provided by (used for) operating activities       911             (3,112)
                                                             -------            -------
Cash flows from investing activities
    Capital expenditures                                        (302)              (387)
    Capitalized software                                        (863)                (6)
                                                             -------            -------
      Net cash used for investing activities                  (1,165)              (393)
                                                             -------            -------
Cash flows from financing activities
    Net proceeds under revolving credit
      lines                                                    1,149              1,740
    Increase (decrease) in bank overdraft                       (695)                62
    Principle payments on notes payable                         (196)               (24)
    Proceeds from exercise of common stock
      options and warrants
                                                                  --                155
                                                             -------            -------
      Net cash provided by financing
            activities                                           258              1,933
                                                             -------            -------
Increase (decrease) in cash                                        4             (1,572)
Cash, beginning of period                                         16              1,655
                                                             -------            -------
Cash, end of period                                          $    20            $    83
                                                             =======            =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1. GENERAL

The unaudited consolidated balance sheet at June 30, 1999 and the unaudited consolidated statements of operations and of cash flows for the three months ended June 30, 1999 and 1998 have been prepared by Elcotel, Inc. and subsidiaries (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 1999, and for all periods presented, have been made.

The consolidated balance sheet at March 31, 1999 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results for the full fiscal year.

2. INVENTORIES

Inventories at June 30, 1999 and March 31, 1999 are summarized as follows:

                                                     June 30,         March 31,
                                                       1999             1999
                                                     --------       -----------

Finished products                                    $  1,503          $  1,875
Work-in-process                                         1,597               924
Purchased components                                   10,697            11,630
                                                     --------          --------
                                                       13,797            14,429
Reserve for obsolescence                                 (631)             (451)
                                                     ========          ========
                                                     $ 13,166          $ 13,978
                                                     ========          ========

3. NOTES AND DEBT OBLIGATIONS PAYABLE

On June 29, 1999, the Company and its bank entered into a Business Loan Agreement (the "Agreement") that provides the Company with a $2 million revolving credit line to finance export related inventory and accounts receivable. The export credit line matures on June 29, 2000. Interest on amounts borrowed under the export credit line is payable monthly at the bank's floating 30 day Libor rate plus 1.5%. Indebtedness outstanding under the Agreement is secured by substantially all of the Company's assets, including export related inventories and accounts receivable. The Agreement contains covenants and conditions similar to those contained in the Restated Loan and Security Agreement, as amended, between the Company and its bank dated November 25, 1997. As of June 30, 1999, the Company had not used the $2 million export credit line.

4. STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the three months ended June 30, 1999 are summarized as follows:

                                                    Additional
                             Common      Paid-in     Retained   Treasury
                              Stock      Capital     Earnings     Stock      Total
                            --------    --------    ---------- ----------  --------

Balance at March 31, 1999   $    136    $ 46,667    $  3,680   $   (177)   $ 50,306
Net loss for the period                                 (350)                  (350)
                            ========    ========    ========   ========    ========
Balance at June 30, 1999    $    136    $ 46,667    $  3,330   $   (177)   $ 49,956
                            ========    ========    ========   ========    ========

The  Company  adopted  Statement  of  Financial  Accounting  Standards  No. 130,
Reporting Comprehensive Income ("SFAS 130") during the year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business during a period from transactions and events and circumstances from non-owner sources, and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has no items of comprehensive income for the periods ended June 30, 1999 and 1998; therefore, statements of comprehensive income for such periods are not presented in the accompanying consolidated financial statements.

5. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of the Company's supplemental cash flow information for the three months ended June 30, 1999 and 1998 is as follows:

                                                 1999         1998
                                                -----         ----

 Cash paid during the period for:
      Interest                                  $ 240        $ 157
      Income taxes                                 --           85

6. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires disclosure of basic earnings (loss) per share and diluted earnings
(loss) per share. Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and potential dilutive common shares outstanding during the period.

The weighted average number of shares of common stock outstanding used to compute basic earnings (loss) per share for the three months ended June 30, 1999 and 1998 was 13,499,693 shares and 13,404,253 shares, respectively. There were no potential dilutive common shares outstanding during the three months ended June 30, 1999 for purposes of computing diluted earnings (loss) per share. The weighted average number of potential dilutive common shares outstanding used in the computation of diluted earnings (loss) per share for the three months ended June 30, 1998 was 359,232 shares.

7. DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION

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

The sales revenue and profit of each reportable segment for the quarters ended June 30, 1999 and 1998 is set forth below:

                                        1999                       1998
                              ----------------------      ----------------------
                                Sales         Profit        Sales         Profit
                              --------       -------      --------       -------

Private                       $  3,892       $ 1,852      $  6,038       $ 2,952
Telephone company                7,447         2,351         8,305         2,331
International                    1,419           493         1,293           556
                              --------       -------      --------       -------
                              $ 12,758       $ 4,696      $ 15,636       $ 5,839
                              ========       =======      ========       =======

The Company does not allocate assets or other corporate expenses to reportable segments. A reconciliation of segment profit information to the Company's financial statements is as follows:

                                                           1999           1998
                                                         -------        -------

Total profit of  reportable segments                     $ 4,696        $ 5,839
Unallocated cost of sales                                   (710)          (431)
Unallocated corporate expenses                            (4,539)        (5,013)
                                                         -------        -------
Income (loss) before income taxes                        $  (553)       $   395
                                                         =======        =======

Information with respect to sales of products and services during the three months ended June 30, 1999 and 1998 is set forth below:


                                                               1999       1998
                                                             -------     -------

Private segment:
Payphone terminals                                           $ 1,543     $ 2,664
Printed circuit board control modules and kits                 1,858       2,930
Components and assemblies                                        106         191
Rates software                                                    80         126
Operator services                                                173          13
Other services                                                   132         114
                                                             -------     -------
                                                               3,892       6,038
                                                             -------     -------
Telephone company segment:
Payphone terminals                                               759       1,873
Printed circuit board control modules and kits                 2,707       1,373
Components and assemblies                                      1,353       2,320
Software                                                          10          --
Repair, refurbishment and upgrade services                     2,618       2,739
                                                             -------     -------
                                                               7,447       8,305
                                                             -------     -------
International segment:
Payphone terminals                                             1,236         813
Printed circuit board control modules and kits                    57          58
Components and assemblies                                        124         422
Software                                                           2          --
                                                             -------     -------
                                                               1,419       1,293
                                                             -------     -------
                                                             $12,758     $15,636
                                                             =======     =======

The Company sells its payphone products in the United States and in certain foreign countries. The Company's international business consists of export sales, and the Company does not presently have any foreign operations. Sales by geographic region for the three months ended June 30, 1999 and 1998 were as follows:

                                                           1999            1998
                                                         -------         -------

United States                                            $11,338         $14,344
Canada                                                       608             657
Latin America                                                771             632
Europe, Middle East and Africa                                11               3
Asia Pacific                                                  30              --
Other Areas                                                   --              --
                                                         -------         -------
                                                         $12,758         $15,636
                                                         =======         =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per share data, in this Management's Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.

Forward Looking Statements

The statements contained in this report which are not historical facts contain forward looking information regarding the Company's financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to the Company's management. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause the Company's actual results to differ materially from those expected by the Company, including competitive factors, customer relations, the integration of operations resulting from acquisitions, the risk of obsolescence of the Company's products, relationships with suppliers, the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the outcome of litigation to which the Company is a party, and other uncertainties detailed in this report and in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

The Company reported a net loss of $350, or $.03 per diluted share, for the three months ended June 30, 1999 on net sales of $12,758 as compared to net income of $237, or $.02 per diluted share, on net sales of $15,636 for the three months ended June 30, 1998. Operating results for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 reflect a decline in sales of 18.4%, a decline in gross profit of 26.3% and a decline in costs and expenses of 9.5%.

The following table shows certain line items in the Company's consolidated statements of operations for the three months ended June 30, 1999 (first quarter of fiscal 2000) and 1998 (first quarter of fiscal 1999) that are discussed below together with amounts expressed as a percentage of sales and with the change expressed as a percentage increase or (decrease).

                                        Fiscal        Percent        Fiscal      Percent     Percentage
                                         2000         of Sales        1999       of Sales      Change
                                      --------       ---------     --------      --------    ----------
Net sales                             $ 12,758         100%        $ 15,636        100%        (18%)
Cost of goods sold                       8,772          69           10,228         65         (14)
Gross profit                             3,986          31            5,408         35         (26)
Selling, general and administrative
  expenses                               2,544          20            2,851         18         (11)
Engineering, research and
  development expenses                   1,333          10            1,575         10         (15)
Interest expense                           125           1               80          1          56
Income tax expense (benefit)              (203)         (2)             158          1        (228)


Net sales decreased by $2,878, or 18%, for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 primarily due to an overall decrease in volume, a shift in sales to printed circuit board control modules versus payphone terminals and a slight decline in overall average selling prices. Sales to domestic independent payphone service providers during the first quarter of fiscal 2000 represented 31% of the Company's sales and decreased by $2,146, or 36%, to $3,892, from $6,038 for the first quarter of fiscal 1999 primarily due to a decrease in volume and average selling prices. Sales to domestic telephone companies during the first quarter of fiscal 2000 represented 58% of the Company's sales and decreased by $858, or 10%, to $7,447, from $8,305 for the first quarter of fiscal 1999 primarily due to a shift in volume to printed circuit board control modules versus payphone terminals, offset by an increase in average selling prices. Export sales during the first quarter of fiscal 2000 represented 11% of the Company's sales and increased by $126, or 10%, to $1,419, from $1,293 during the first quarter of fiscal 1999 primarily due to a increase in payphone terminal sales, partially offset by a decrease in sales of parts and components. During the first quarter of fiscal 2000, sales of payphone terminals and printed circuit board control modules and related retrofit kits accounted for $8,160, or 64% of sales, as compared to $9,711 or 62% of sales, during the first quarter of fiscal 1999. Sales of payphone components and assemblies approximated $1,583, or 12% of sales, during the first quarter of fiscal 2000 as compared to $2,933, or 19% of sales, during the first quarter of fiscal 1999. Repair, refurbishment and upgrade sales approximated $2,618, or 21% of sales, during the first quarter of fiscal 2000 as compared to $2,739, or 18% of sales, during the first quarter of fiscal 1999. Software sales approximated $92 during the first quarter of fiscal 2000 as compared to $126 during the first quarter of fiscal 1999. Sales related to other services approximated $305 during the first quarter of fiscal 2000 as compared to $127 during the first quarter of fiscal 1999. The demand for the Company's products and services during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 was constrained by the recent merger activity among both domestic independent payphone service providers and telephone companies, and on-going disputes related to the amount and payor of dial-around compensation required by the 1996 Telecommunications Act. Also, the telephone companies and domestic independent payphone service are eliminating marginal payphone locations as part of their efforts to improve profitability, which reduced their product requirements with respect to new installations. The
Company believes, but cannot assure, that the demand of domestic telephone companies for its products has begun to improve. However, the independent payphone service providers have just begun to react to the market conditions, and the Company does not believe that the demand from this segment will begin to improve until later this fiscal year. In addition, the Company believes, but cannot assure, that the final resolution of dial-around compensation (depending upon the nature of such final resolution) will increase the revenues and cash flows of payphone service providers, which may stimulate demand for the Company's products.

Cost of sales and gross profit margins as a percentage of net sales approximated 69% and 31%, respectively, for the first quarter of fiscal 2000 as compared to 65% and 35%, respectively, for the first quarter of fiscal 1999. The decline in the gross profit percentage between such periods is principally attributable to the increase in the percentage of sales to telephone companies at margins lower than those achieved from other market segments and an increase in export sales of the Company's Eclipse(TM) payphone terminal at initial higher start-up manufacturing costs. The Company has commenced efforts to reduce the cost of such products, and believes, but cannot assure, that its gross profit margins will improve slightly throughout the year. The Company began to experience an improvement in gross profit margins from the telephone company segment during the first quarter of fiscal 2000 as a result of cost reductions related to printed circuit board control modules.

Selling, general and administrative expenses decreased by $307, or approximately 11%, during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, and represented 20% of sales versus 18% of sales in the first quarter of fiscal 1999. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel and other operating expenses as a result of the reorganization of selling and marketing activities at the end of fiscal 1999, and a decline in variable selling expenses, which is related to the decline in sales.

Engineering, research and development expenses decreased by $242, or approximately 15%, during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, and represented 10% of sales for both periods. The decrease in engineering, research and development expenses for the first quarter of fiscal 2000 as compared to fiscal 1999 is primarily attributable to a shift of resources towards the development of software for new products and the development of the Company's next generation management software system. Software development costs capitalized during the first quarter of fiscal 2000 approximated $863. During the first quarter of fiscal 1999, no product software development costs were capitalized.

The increase in net interest expense during the first quarter of fiscal 2000 as compared to the same quarter last year is primarily attributable to an increase in average outstanding indebtedness.

The Company's effective tax rate declined to 37% in the first quarter of fiscal 2000 from 40% for the same quarter last year primarily due to an increase in estimated research and development credits.

Impact of Inflation

The Company's primary costs, inventory and labor, increase with inflation. However, the Company does not believe that inflation and changing prices have had a material impact on its business.

Liquidity and Capital Resources

The Company finances its operations, working capital requirements and capital expenditures from internally generated cash flows and financing available under a loan agreement between the Company and its bank. The Company believes that its anticipated cash flow from operations and financing available under the loan agreement will be sufficient to fund its working capital requirements, capital expenditures and long term debt obligations for through June 30, 2000.

Financing Activities. The credit lines available to the Company pursuant to the Restated Loan and Security Agreement, as amended (the "Loan Agreement"), between the Company and its bank include a $10 million revolving credit line to finance the Company's domestic working capital requirements (the "working capital line") and a $1.5 million revolving credit line to finance the Company's capital expenditures (the "capital line"). In addition, on June 29, 1999, the Company and its bank entered into a Business Loan Agreement (the "Export Loan Agreement") that provides the Company with a $2 million revolving credit line to finance export related inventory and accounts receivable (the "export line").

Indebtedness outstanding under the Loan Agreement and the Export Loan Agreement (collectively the "Agreements") is collateralized by substantially all of the assets of the Company. The Agreements contain covenants that prohibit or restrict the Company from engaging in certain transactions without the consent of the bank, including mergers or consolidations and disposition of assets, among others. Additionally, the Agreements require the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these covenants or the occurrence of an event of default, if not waived, could accelerate the maturity of the indebtedness outstanding under the Agreements.

The Company borrows funds under its revolving credit lines to finance capital expenditures, increases in accounts and notes receivable and inventories and decreases in bank overdrafts (as drafts clear), accounts payable and accrued liability obligations to the extent that such requirements exceed cash provided by operations, if any. The Company also uses the financing available under its revolving credit lines to fund operations and payments on long-term debt when necessary. The Company measures its liquidity based upon the amount of funds the Company is able to borrow under its revolving credit lines, which varies based upon operating performance and the value of collateral.

Indebtedness outstanding under the working capital and export lines cannot exceed the value of eligible collateral, as defined in the Agreements, consisting of accounts receivable and inventories. The working capital line matures on November 25, 2002. The export line matures on June 29, 2000. The capital line matures on July 31, 2000. Interest on amounts borrowed under the revolving credit lines is payable monthly at the bank's floating 30 day Libor rate plus 1.5% (6.668% at June 30, 1999). At June 30, 1999 and March 31, 1999, outstanding debt under the working capital line amounts to $6,245 and $5,185, respectively, and at June 30, 1999, the Company was able to borrow up to a maximum of $10,000 under the working capital line based on the value of eligible collateral. The Company has borrowed and has outstanding debt under the capital line of $89 at June 30, 1999. At June 30, 1999, the Company has not used the export line and was able to borrow up to a maximum of $2 million under the export line based on the value of eligible collateral.

During the quarters ended June 30, 1999 and 1998, net proceeds under the Company's working capital line and capital line aggregated $1,149 and $1,740, respectively.

Principal payments under the Company's mortgage, installment and other notes payable during the quarters ended June 30, 1999 and 1998 amounted to $196 and $24, respectively. Outstanding indebtedness under outstanding mortgage, installment and other notes payable aggregates $5,797 and $5,993 at June 30, 1999 and March 31, 1999, respectively.

Operating Activities. Cash flows from operating activities for the three months ended June 30, 1999 and 1998 are summarized as follows:

                                                             1999         1998
                                                           -------      -------

Net income (loss)                                          $  (350)     $   237
Non-cash charges and credits, net                            1,121          963
                                                           -------      -------
                                                               771        1,200
Changes in operating assets and liabilities:
Accounts and notes receivable                                  316       (1,048)
Inventories                                                    650       (4,022)
Accounts payable, accrued expenses and
  other current liabilities                                   (623)         639
Other                                                         (203)         119
                                                           -------      -------
                                                           $   911      $(3,112)
                                                           =======      ========

The Company's operating cash flow is primarily dependent upon operating results, sales levels and related credit terms extended to customers and inventory purchases, and the changes in operating assets and liabilities related thereto. During the three months ended June 30, 1999, weaker operating performance resulted in a decline in cash flows from operations, net of non-cash charges and credits, of $429, to $771 from $1,200 for the three months ended June 30, 1998. However, during the three months ended June 30, 1999, the Company generated $140 of cash from changes in operating assets and liabilities as compared to the three months ended June 30, 1998 when the Company used $4,312 of cash to fund changes in operating assets and liabilities.

The Company's operating assets and liabilities are comprised principally of accounts and notes receivable, inventories, accounts payable, accrued expenses and other current liabilities. During the three months ended June 30, 1999, the Company generated $316 and $650 of cash through reductions in accounts and notes receivable and inventories, respectively, and used $623 of cash to fund decreases in accounts payable, accrued expenses and other current liabilities. In comparison, during the three months ended June 30, 1998, the Company used $1,048 and $4,022 of cash to fund increases in accounts and notes receivable and inventories, respectively, and generated $639 of cash from increases in accounts payable, accrued expenses and other current liabilities.


The Company's current ratio improved to 3.2 to 1 at June 30, 1999 as compared to
2.9 to 1 at March 31, 1999. During the three months ended June 30, 1999, the Company's current assets decreased by $909 (3%), current liabilities decreased by $1,145 (11%) and working capital increased by $236, to $20,929 at June 30, 1999 from $20,693 at March 31, 1999. Extension of credit to customers and inventory purchases represent the principal working capital requirements of the Company, and material increases in accounts and notes receivable and/or inventories could have a significant effect of the Company's liquidity. Accounts and notes receivable and inventories represented in the aggregate 82% and 84% of current assets at June 30, 1999 and March 31, 1999, respectively. The Company experiences varying accounts receivable collection periods from its three customer segments, and believes that credit losses will not have a significant effect on future liquidity as a significant portion of its accounts and notes receivable are due from customers with substantial financial resources. The level of inventory maintained by the Company is dependent on a number of factors, including delivery requirements of customers, availability and lead time of components and the ability of the Company to estimate and plan the volume of its business.

Investing Activities. Net cash used for investing activities during the three months ended June 30, 1999 and 1998 amounted to $1,165 and $393, respectively. The Company's investing activities include capital expenditures consisting primarily of manufacturing tooling and equipment, computer equipment and building improvements required to support operations and capitalized software, including new product software development costs. Cash used for capital expenditures during the three months ended June 30, 1999 and 1998 aggregated $302 and $387, respectively. During the three months ended June 30, 1999 and 1998, cash used to acquire software and capitalized software development costs aggregated $863 and $6, respectively. The Company has not entered into any significant commitments for the purchase of capital assets other than manufacturing tooling in an amount of approximately $500.

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

The Company established a "Validation Test Plan" to assess Year 2000 compliance of all products and services currently sold or supported by the Company. This test plan was designed to identify the products and services currently supported by the Company, features of such products and services that required assessment, and the approach and resources required. The Validation Test Plan was also designed to assess Year 2000 compliance of those items in order of relative importance to the Company. The Company believes that it has completed its Year 2000 compliance testing with respect to the products and systems it currently sells and supports. In addition, the Company has completed substantially all Year 2000 software modifications to such products, and the Company believes that such products are Year 2000 compliant or Year 2000 compliant with issues. The Company continues to modify certain product software or develop Year 2000 compliant software for certain products, and believes, but cannot assure, that the products the Company presently sells and supports will be Year 2000 compliant or Year 2000 compliant with issues by December 31, 1999. The Company believes that products defined as Year 2000 compliant with issues will operate properly in year 2000 if programmed and configured in accordance with the Company's published guidelines. Based on the present status of the Company's compliance testing and remediation activities to date, the Company does not believe that it will incur material additional engineering expenses to bring the remaining products and systems it presently sells and supports into Year 2000 compliance. However, there can be no assurance that the Company's tests pursuant to its Validation Test Plan have detected or will detect all instances of Year 2000 noncompliance, that the cost of future remediation activities will not be material or that all software upgrades for all of the Company's products and systems will be available by December 31, 1999.

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

The Company purchased new business software in June 1997, and based on representations received from the vendor, the Company believes that its management information system is Year 2000 compliant. Based on the Company's internal testing, the Company believes that substantially all of the Company's related operating systems are also Year 2000 compliant with the exception of certain items which the Company does not believe are material. The Company continues to assess Year 2000 compliance of its other internal systems such as engineering, shipping, payroll and EDI systems and is upgrading these systems as required if deficiencies within these systems are deemed to be critical. The costs related to such system upgrades or acquisition of new Year 2000 compliant software to date have not been material, but the costs to complete such upgrades or acquisitions could be material. The risks associated with failure of such systems to be Year 2000 compliant are primarily the increase in administrative related functions and increased costs associated with such functions. The
Company believes that all critical internal systems will be assessed and remediated by the end of the calendar year.

The Company has completed an inventory and tested most of its internal computer equipment, including personal computers, related servers and software for Year 2000 compliance. Based on the Company's testing, the Company plans to spend approximately $100 to replace and upgrade such equipment and software to achieve Year 2000 compliance. The Company believes that the necessary replacements and upgrades can be completed by the end of the calendar year.

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

The Company presently has no contingency plans for Year 2000 compliance problems that might arise, but will develop such contingency plans as the Company identifies situations in which Year 2000 compliance could be a problem. However, there can be no assurance that any contingency plan will be timely or effective to avoid a material disruption of the Company's operations.

New Accounting Pronouncements

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

During the three months ended June 30, 1999, the Company adopted Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") issued by the American Institute of Certified Public Accountants (the "AICPA"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and new cost recognition principles and identifies the characteristics of internal use software. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The are no material changes with regards to quantitative and qualitative disclosures about market risks from that set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

On September 28, 1998, the Company's Motion for Summary Judgment was granted by the Court and the Court dismissed the Company from the class action. On December 11, 1998, the plaintiffs appealed the Court's decision to grant the Company's Motion for Summary Judgment and the appeal is proceeding. The Company disputes liability and intends to defend this matter vigorously, although the Company cannot predict the ultimate outcome of this litigation.

Item 6. Exhibits and Reports on Form 8-K


    (a) Exhibits:

        The following exhibits are filed herewith as part of this report:

        Exhibit
          No.                   Description of Exhibit
        -------                 ----------------------

        10.1                    Employment  Agreement between Elcotel,  Inc. and
                                C. Shelton James effective as of July 20, 1999.

        10.2 Retirement Agreement between Elcotel, Inc. and Tracey L. Gray effective as of June 11, 1999.

        10.3                    Business Loan Agreement  between  Elcotel,  Inc.
                                and NationsBank, N.A. dated June 29, 1999.

        10.4 Commercial Security Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999.

        10.5                    Promissory  Note  between   Elcotel,   Inc.  and
                                NationsBank, N.A. dated June 29, 1999.

        10.6 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999.

        27                      Financial Data Schedule (Edgar Filing only)

    (b) Reports on Form 8-K:

        During the quarter ended June 30, 1999, the Company filed a Form 8-K Current Report dated May 26, 1999 that reported (i) the termination of negotiations concerning a possible business combination and the intention of the Company's President and Chief Executive to retire; and
        (ii) the adoption of a Stockholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Elcotel, Inc.
                                         -------------
                                         (Registrant)


Date: August 12, 1999                    By: /s/ William H. Thompson
                                         ---------------------------
                                         William H. Thompson
                                         Senior Vice President, Administration
                                         and Finance (Principal Financial
                                         Officer)


                                         By: /s/ Scott M. Klein
                                         ----------------------
                                         Scott M. Klein
                                         Controller (Principal Accounting
                                         Officer)

                                INDEX TO EXHIBITS


Exhibit
  No.           Description of Exhibit
-------         ----------------------
 10.1           Employment Agreement between Elcotel,  Inc. and C. Shelton James effective as of July 20, 1999.

 10.2 Retirement Agreement between Elcotel, Inc. and Tracey L. Gray effective as of June 11, 1999.

 10.3 Business Loan Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999.

 10.4           Commercial   Security   Agreement  between  Elcotel,   Inc.  and
                NationsBank, N.A. dated June 29, 1999.

 10.5           Promissory  Note between  Elcotel,  Inc. and  NationsBank,  N.A.
                dated June 29, 1999.

 10.6           Export-Import   Bank  of  the  United  States  Working   Capital
                Guarantee Program Borrower Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999.

  27            Financial Data Schedule (Edgar Filing only)