Form 10-Q
period 1999-09-30
ELCOTEL INC
filed 1999-11-15
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
                                                   Yes  X      No
                                                       -----      ----

As of November 10, 1999, there were 13,499,693 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                         ELCOTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts )

                                                                       September 30,      March 31,
                                                                            1999            1999
                                                                      ----------------- ----------------
                                                                        (Unaudited)

ASSETS
Current assets:
    Cash                                                              $         26       $     $ 16
    Accounts and notes receivable, less allowance for credit
        losses of $2,010 and $1,970                                         10,772           12,209
    Inventories                                                             11,029           13,978
    Income taxes receivable                                                  1,995            1,997
    Deferred tax asset - current portion                                     1,675            2,215
    Prepaid expenses and other current assets                                  845              912
                                                                      -------------      -----------
          Total current assets                                              26,342           31,327
Property, plant and equipment, net                                           5,554            5,064
Notes receivable, less allowance for credit losses
  of $352 and $312                                                             688              898
Identified intangible assets, net of accumulated amortization
  of $2,113 and $1,541                                                       7,162            7,734
Capitalized software, net of accumulated amortization
  of $373 and $240                                                           3,366            1,573
Goodwill, net of accumulated amortization
  of $1,222 and $878                                                        22,874           23,218
Deferred tax asset                                                           2,532              948
Other assets                                                                   675              533
                                                                      =============      ===========
                                                                      $     69,193       $   71,295
                                                                      =============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                    $        561       $    1,428
    Accounts payable                                                         4,328            4,186
    Accrued expenses and other current liabilities                           3,627            4,197
    Notes and debt obligations payable within one year                      12,279              823
                                                                      -------------      -----------
          Total current liabilities                                         20,795           10,634
Notes and debt obligations payable after one year                               64           10,355
                                                                      -------------      -----------
                                                                            20,859           20,989
                                                                      -------------      -----------
Commitments and contingencies                                              --               --
Stockholders' equity:
    Common stock, $.01 par value, 30,000,000 shares authorized,
      13,551,693 and 13,551,693 shares issued and outstanding                  136              136
    Additional paid-in capital                                              46,667           46,667
    Retained earnings                                                        1,757            3,680
    Accumulated other comprehensive (loss):
      Holding loss on marketable securities                                    (49)               -
    Less - cost of 52,000 shares of common stock in treasury                  (177)            (177)
                                                                      -------------      -----------
          Total stockholders' equity                                        48,334           50,306
                                                                      -------------      -----------
                                                                      $     69,193       $   71,295
                                                                      =============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                    (In thousands, except per share amounts)



                                                              Three Months Ended                Six Months Ended
                                                                September 30,                     September 30,
                                                      -------------------------------  -------------------------------
                                                             1999             1998            1999             1998
                                                      --------------  ---------------  --------------   --------------
Revenues and net sales:
  Product sales                                         $     9,465      $    16,091      $   19,300       $   28,861
  Services                                                    3,986            2,717           6,909            5,583
                                                      --------------  ---------------  --------------   --------------
                                                             13,451           18,808          26,209           34,444
                                                      --------------  ---------------  --------------   --------------
Cost of revenues and sales:
  Cost of products sold                                       7,577            9,839          14,050           17,477
  Cost of services                                            3,225            2,352           5,524            4,942
                                                      --------------  ---------------  --------------   --------------
                                                             10,802           12,191          19,574           22,419
                                                      --------------  ---------------  --------------   --------------
Gross profit                                                  2,649            6,617           6,635           12,025
                                                      --------------  ---------------  --------------   --------------
Other costs and expenses:
    Selling, general and administrative
        expenses                                              2,790            3,024           5,336            5,875
    Engineering, research and
        development expenses                                  1,547            1,592           2,877            3,167
    Amortization                                                546              497           1,083            1,004
    Interest expense, net                                       152              145             277              225
                                                      --------------  ---------------  --------------   --------------
                                                              5,035            5,258           9,573           10,271
                                                      --------------  ---------------  --------------   --------------
Income (loss) before income tax
    (expense) benefit                                        (2,386)           1,359          (2,938)           1,754
Income tax (expense) benefit                                    812             (494)          1,015             (652)
                                                      --------------  ---------------  --------------   --------------
Net income (loss)                                            (1,574)             865          (1,923)           1,102
Other comprehensive loss, net of tax:
   Holding loss on marketable securities                        (49)               -             (49)               -
                                                      --------------  ---------------  --------------   --------------
Comprehensive income (loss)                             $    (1,623)     $       865      $   (1,972)      $    1,102
                                                      ==============  ===============  ==============   ==============

Income (loss) per common and common
   equivalent share:
      Basic                                             $     (0.12)     $      0.06      $    (0.14)      $     0.08
                                                      ==============  ===============  ==============   ==============
      Diluted                                           $     (0.12)     $      0.06      $    (0.14)      $     0.08
                                                      ==============  ===============  ==============   ==============

Weighted average number of common and
   common equivalent shares outstanding:
      Basic                                                  13,500           13,457          13,500           13,430
                                                      ==============  ===============  ==============   ==============
      Diluted                                                13,500           13,822          13,500           13,793
                                                      ==============  ===============  ==============   ==============




The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              Six Months Ended
                                                                                September 30,
                                                                   ----------------------------------
                                                                         1999                  1998
                                                                   --------------     ---------------

Cash flows from operating activities
    Net income (loss)                                               $     (1,923)        $     1,102
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
        Depreciation and amortization                                      1,750               1,524
        Provision for credit losses                                          314                 206
        Provisions for obsolescence and warranty
          expense                                                          1,313                 408
        Stock option compensation                                             31                   -
        Deferred tax benefit                                              (1,015)                (27)
        Changes in operating assets and liabilities:
          Accounts and notes receivable                                    1,046              (3,964)
          Inventories                                                      1,966              (8,385)
          Income taxes receivable                                              2                   -
          Prepaid expenses and other current assets                          276                   5
          Other assets                                                      (176)                (33)
          Accounts payable                                                   142               3,913
          Accrued expenses and other current liabilities                    (931)               (796)
                                                                   --------------     ---------------
      Net cash provided by (used for) operating activities                 2,795              (6,047)
                                                                   --------------     ---------------
Cash flows from investing activities
    Capital expenditures                                                  (1,157)               (803)
    Capitalized software                                                  (1,926)                (29)
                                                                   --------------     ---------------
      Net cash used for investing activities                              (3,083)               (832)
                                                                   --------------     ---------------
Cash flows from financing activities
    Net proceeds under revolving credit
      lines                                                                1,563               4,485
    (Decrease) increase in bank overdraft                                   (867)                662
    Principle payments on notes payable                                     (398)                (40)
    Proceeds from exercise of common stock
      options                                                                  -                 204
                                                                   --------------     ---------------
      Net cash provided by financing activities                              298               5,311
                                                                   --------------     ---------------
Increase (decrease) in cash                                                   10              (1,568)
Cash, beginning of period                                                     16               1,655
                                                                   ==============     ===============
Cash, end of period                                                 $         26         $        87
                                                                   ==============     ===============



The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.       GENERAL


The unaudited consolidated balance sheet at September 30, 1999 and the unaudited consolidated statements of operations and other comprehensive income (loss) for the three months and six months ended September 30, 1999 and 1998 and of cash flows for the six months ended September 30, 1999 and 1998 have been prepared by Elcotel, Inc. and subsidiaries (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 1999, and for all periods presented, have been made. The Company's unaudited consolidated financial statements for the three months and six months ended September 30, 1998 have been reclassified to conform with the presentation at and for the three months and six months ended September 30, 1999.


The consolidated balance sheet at March 31, 1999 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 1999.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The results of operations for the three months and six months ended September 30, 1999 are not necessarily indicative of the results for the full fiscal year.

2.       INVENTORIES


Inventories at September 30, 1999 and March 31, 1999 are summarized as follows:


                                        September 30,     March 31,
                                            1999            1999
                                        -------------   -----------

   Finished products                     $    1,296      $   1,875
   Work-in-process                            1,734            924
   Purchased components                       9,680         11,630
                                        -------------   -----------
                                             12,710         14,429
   Reserve for obsolescence                  (1,681)          (451)
                                        =============   ===========
                                         $   11,029       $ 13,978
                                        =============   ===========

3.       NOTES AND DEBT OBLIGATIONS PAYABLE


On June 29, 1999, the Company and its bank entered into a Business Loan Agreement (the "Agreement") that provides the Company with a $2 million revolving credit line to finance export related inventory and accounts receivable. The export credit line matures on June 29, 2000. Interest on amounts borrowed under the export credit line is payable monthly at the bank's floating 30 day Libor rate plus 1.5%. Indebtedness outstanding under the Agreement is secured by substantially all of the Company's assets, including export-related inventories and accounts receivable. The Agreement contains covenants and conditions similar to those contained in the Restated Loan and Security Agreement, as amended, between the Company and its bank dated November 25, 1997. As of September 30, 1999, the Company had not used the $2 million export credit line.


The Company is in default of certain financial covenants contained in the loan agreements between the Company and its bank, and as a result thereof, the bank has the right to accelerate the maturity of the debt outstanding under such agreements. Accordingly, debt outstanding under the terms of such agreements at September 30, 1999 in the aggregate amount of $12,215 is classified as a current liability. The Company is presently attempting to renegotiate the terms of the loan agreements and believes, but cannot assure, that its efforts will be successful. However, if the Company is unable to renegotiate the terms of the loan agreements on terms satisfactory to the Company, the Company would be forced to secure alternative financing arrangements. In that event, there is no assurance that the Company's efforts to secure such alternative financing arrangements would be successful, or that if successful, that such financing would be on terms satisfactory to the Company.

4.       STOCKHOLDERS' EQUITY


Changes in stockholders' equity for the six months ended September 30, 1999 are summarized as follows:




                                                                           Holding
                                             Additional                    Loss on
                                  Common       Paid-in     Retained      Marketable      Treasury
                                   Stock       Capital     Earnings      Securities       Stock         Total
                                --------- ------------ ------------  --------------  -----------  ------------
Balance, March 31, 1999            $ 136     $ 46,667      $ 3,680      $        -       $ (177)     $ 50,306
Net income (loss)                                           (1,923)                                    (1,923)
Holding loss on marketable
  securities                                                                   (49)                       (49)
                                ========= ============ ============  ==============  ===========  ============
Balance, September 30, 1999        $ 136     $ 46,667      $ 1,757      $      (49)      $ (177)     $ 48,334
                                ========= ============ ============  ==============  ===========  ============



5.       SUPPLEMENTAL CASH FLOW INFORMATION


A summary of the Company's supplemental cash flow information for the six months ended September 30, 1999 and 1998 is as follows:


                                                                                 1999          1998
                                                                             -----------   -----------
     Cash paid (refunded) during the period for:
          Interest                                                              $   473      $    402
          Income taxes                                                               (2)          626
    Non-cash transactions:
         Receipt of marketable  securities to satisfy
            accounts receivable  resulting  in an increase
            in other current assets and a reduction in
            accounts receivable                                                     287             -
         Unrealized loss on marketable securities
            resulting in a reduction of stockholders' equity
            and other current assets                                                 78             -
         Tax benefit from unrealized loss on marketable
            securities resulting in an increase in current
            deferred tax assets and stockholders' equity                             29             -

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


The weighted average number of shares of common stock outstanding used to compute basic earnings (loss) per share for the three months and six months ended September 30, 1999 was 13,499,693 shares and 13,499,693 shares, respectively. The weighted average number of shares of common stock outstanding used to compute basic earnings (loss) per share for the three months and six months ended September 30, 1998 was 13,456,585 shares and 13,430,419 shares, respectively. There were no potential dilutive common shares outstanding during the three months and six months ended September 30, 1999 for purposes of computing diluted earnings (loss) per share. The weighted average number of potential dilutive common shares outstanding used in the computation of diluted earnings (loss) per share for the three and six months ended September 30, 1998 was 365,320 shares and 362,276 shares, respectively.

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


The sales revenue and gross profit of each reportable segment for the three months ended September 30, 1999 and 1998 is set forth below:


                                   1999                    1998
                          ---------------------   ----------------------
                            Sales       Profit      Sales        Profit
                          ---------   ---------   ---------    ---------
   Private                $  2,998    $  1,297    $   6,639    $  3,450
   Telephone company         7,946       2,295       10,304       2,924
   International             2,507         628        1,865         607
                          =========   =========   ==========   =========
                          $ 13,451    $  4,220    $  18,808    $  6,981
                          =========   =========   ==========   =========

The sales revenue and gross profit of each reportable segment for the six months ended September 30, 1999 and 1998 is set forth below:


                                     1999                      1998
                          -----------------------    -----------------------
                             Sales       Profit         Sales        Profit
                          ----------    ---------    -----------   ---------

   Private                 $  6,890     $ 3,149       $ 12,677       $ 6,402
   Telephone company         15,393       4,646         18,609         5,255
   International              3,926       1,121          3,158         1,163
                          ----------   ---------     ---------   -----------
                           $ 26,209     $ 8,916       $ 34,444      $ 12,820
                          ==========   =========     =========   ===========


The Company does not allocate assets or other corporate expenses to reportable segments. A reconciliation of segment profit information to the Company's financial statements for the three months and six months ended September 30, 1999 and 1998 is as follows:




                                                     Three Months Ended                  Six Months Ended
                                                        September 30,                      September 30,
                                                 ----------------------------      ---------------------------
                                                      1999           1998              1999            1998
                                                 -----------      -----------      -----------      ----------
     Total profit of  reportable segments           $ 4,220          $ 6,981          $ 8,916        $ 12,820
     Unallocated cost of sales                       (1,571)            (364)          (2,281)           (795)
     Unallocated corporate expenses                  (5,035)          (5,258)          (9,573)        (10,271)
                                                 -----------      -----------      -----------      ----------
     Income (loss) before income taxes             $ (2,386)         $ 1,359         $ (2,938)        $ 1,754
                                                 ===========      ===========      ===========      ==========

Information with respect to sales of products and services during the three months and six months ended September 30, 1999 and 1998 is set forth below:



                                                             Three Months Ended         Six Months Ended
                                                                September 30,             September 30,
                                                          ----------------------    ----------------------
                                                              1999         1998         1999         1998
                                                          ---------    ---------    ---------    ---------
    Private segment:
    Payphone terminals                                      $ 1,520      $ 2,822      $ 3,063      $ 5,486
    Printed circuit board control modules and kits              892        3,107        2,750        6,037
    Components and assemblies                                   214          379          320          570
    Software                                                     77           95          157          221
    Operator services                                           191          107          364          120
    Other services                                              104          129          236          243
                                                           ---------    ---------    ---------    ---------
                                                              2,998        6,639        6,890       12,677
                                                           ---------    ---------    ---------    ---------
    Telephone company segment:
    Payphone terminals                                          679        3,398        1,438        5,271
    Printed circuit board control modules and kits            2,350          912        5,057        2,285
    Components and assemblies                                 1,222        3,513        2,575        5,833
    Repair, refurbishment and upgrade services                3,691        2,481        6,309        5,220
    Other                                                         4            -           14            -
                                                           ---------    ---------    ---------    ---------
                                                              7,946       10,304       15,393       18,609
                                                           ---------    ---------    ---------    ---------
    International segment:
    Payphone terminals                                        2,271          877        3,507        1,690
    Printed circuit board control modules and kits               79           59          136          117
    Components and assemblies                                   157          929          281        1,351
    Other                                                         -            -            2            -
                                                           ---------    ---------    ---------    ---------
                                                              2,507        1,865        3,926        3,158
                                                           ---------    ---------    ---------    ---------
                                                            $13,451      $18,808      $26,209      $34,444
                                                           =========    =========    =========    =========


The Company sells its payphone products in the United States and in certain foreign countries. The Company's international business consists of export sales, and the Company does not presently have any foreign operations. Sales by geographic region for the three months and six months ended September 30, 1999 and 1998 were as follows:


                                                Three Months Ended             Six Months Ended
                                                   September 30,                 September 30,
                                            -------------------------      -------------------------
                                               1999           1998            1999           1998
                                            ----------     ----------      ----------     ----------
    United States                            $ 10,944       $ 16,943        $ 22,283       $ 31,286
    Canada                                      1,238            878           1,845          1,536
    Latin America                                 848            965           1,619          1,597
    Europe, Middle East and Africa                400             19             411             22
    Asia Pacific                                   21              3              51              3
                                            ----------     ----------      ----------     ----------
                                             $ 13,451       $ 18,808        $ 26,209       $ 34,444
                                            ==========     ==========      ==========     ==========

8.  SUBSEQUENT EVENTS


Employment Agreement


On October 15, 1999, the Company hired a new President and Chief Executive Officer. The employment agreement between the Company and its new President and Chief Executive Officer expires on October 11, 2002 and may be terminated earlier by either party with 30 days prior written notice. The agreement provides for minimum annual base compensation of $250 and incentive compensation of up to 50% of base compensation at the discretion of the Board of Directors, subject to a minimum of 25% of base compensation for the period beginning October 15, 1999 and ending December 31, 2000. In addition, under the terms of the agreement, the President and Chief Executive Officer is entitled to receive benefits made available to other executives of the Company and reimbursement of relocation expenses of $40.

Pursuant to the terms of the agreement, the Company issued options to the new President and Chief Executive Officer to purchase 539,988 shares of the Company's common stock at an exercise price of $1.67 per share. Such options vest and become exercisable ratably at the end of each month over the term of the employment agreement, and expire on October 15, 2004. Unvested options expire upon termination of the agreement by the Company for cause or upon notice of termination of the agreement by the President and Chief Executive Officer for any reason. If the Company terminates the agreement without cause, options that would have vested during the twelve months after such termination, or during the remaining term of the agreement, whichever is less, immediately vest and are thereafter exercisable until their expiration date. In addition, the options vest upon a change in control of the Company. Further, the agreement provides for the payment of severance compensation if the Company terminates the agreement without cause equal to $250 unless the remaining term of the agreement is less than 12 months in which event such amount is prorated over the remainder of the term. The employment agreement also contains confidentiality and non-compete provisions.

Restructuring

In November 1999, the Company formulated a restructuring plan to consolidate manufacturing operations, resize its core business operations, reorient its distribution strategy and begin to build operations required to introduce its new information station terminal products and back office management software to the marketplace. In connection with this restructuring, the Company expects to recognize restructuring charges, consisting of the cost of estimated severance and salary continuation arrangements, remaining liabilities related to the closure of leased facilities and certain asset impairment losses, of approximately $1 million during the three months ending December 31, 1999. The Company believes, but cannot assure, that the restructuring will have the impact of reducing costs and expenses by approximately $2 million annually. The Company does not expect to begin to realize the full impact of the anticipated cost and expense reductions from the restructuring until the quarter ending June 30, 2000.



                          ----------------------------

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


Results of Operations


The Company reported a net loss of $1,574, or $.12 per diluted share, for the three months ended September 30, 1999 on net sales of $13,451 as compared to net income of $865, or $.06 per diluted share, on net sales of $18,808 for the three months ended September 30, 1998. For the six months ended September 30, 1999, the Company reported a net loss of $1,923, or $.14 per diluted share, on revenues and net sales of $26,209 as compared to net income of $1,102, or $.08 per diluted share, on revenues and net sales of $34,444 for the six months ended September 30, 1998. The Company's operating results for the three months and six months ended September 30, 1999 have been adversely affected by industry conditions that began to impact the Company's sales and gross profit margins in the latter half of the Company's 1999 fiscal year ended March 31, 1999. These conditions include among others, the consolidation of domestic public communications providers and declining industry revenues resulting from increasing usage of wireless services and increased volume of dial-around (toll free and access code) calls. As a result of the prolonged continuance of these industry conditions, the Company does not believe that its domestic revenues and net sales from its core public communications products and services will improve significantly in the foreseeable future.


During fiscal year 1999 and the first six months of fiscal 2000, the Company has made a significant investment in the development of new technology, including information station terminal products and back office management software, that are intended to provide the capability to handle advertising, information content and e-commerce transactions in addition to traditional payphone capabilities. The Company believes, but cannot assure, that it will begin to release its new information station terminal products and back office management software to the market during the quarter ending March 31, 2000, that such products will be accepted by the marketplace and that such products may result in an increase to the Company's sales and revenues. However, there is no assurance that the Company's information station terminal products and back office management software will be successfully introduced or accepted by the marketplace, or if they are, that revenues from such products would have a material favorable impact on the Company's sales and revenues in the foreseeable future or at all.

In November 1999, the Company formulated a restructuring plan to consolidate manufacturing operations, resize its core business operations, reorient its distribution strategy and begin to build operations required to successfully introduce its information station terminal products and back office management software. In connection with this restructuring, the Company expects to recognize restructuring charges of approximately $1 million during the three months ending December 31, 1999. The Company believes, but cannot assure, that the restructuring will have the impact of reducing costs and expenses by approximately $2 million annually. The Company does not expect to begin to realize the full impact of the anticipated cost and expense reductions from the restructuring until the quarter ending June 30, 2000.


                 Three Months Ended September 30, 1999 Compared
                  to the Three Months Ended September 30, 1998


The following table shows certain line items in the Company's consolidated statements of operations for the three months ended September 30, 1999 and 1998 that are discussed below together with amounts expressed as a percentage of sales and with the change expressed as a percentage increase or (decrease).


                                                          Percent                         Percent      Percentage
                                            1999          of Sales        1998           of Sales        Change
                                        --------------  -------------  -------------   -------------  -------------
   Revenues and net sales                 $ 13,451          100%       $ 18,808            100%           (28%)
   Cost of revenues and sales               10,802            80         12,191              65            (11)
   Gross profit                              2,649            20          6,617              35            (60)
   Selling, general and administrative
     expenses                                2,790            21          3,024              16             (8)
   Engineering, research and
     development expenses                    1,547            12          1,592               8             (3)
   Income tax expense (benefit)               (812)            6            494               3           (264)




Revenues and net sales by market segment for the three months ended September 30, 1999 and 1998 together with the increase or decrease and with the increase or decrease expressed as a percentage change are set forth below:


                                                          Increase   Percentage
                                    1999        1998     (Decrease)    Change
                                ----------   ---------  ----------  -----------
   Private segment                $ 2,998     $ 6,639    $ (3,641)        (55%)
   Telephone company segment        7,946      10,304      (2,358)         (23)
   International segment            2,507       1,865         642           34
                                ==========   =========  ==========  ===========
                                 $ 13,451    $ 18,808    $ (5,357)        (28%)
                                ==========   =========  ==========  ===========

Revenues and net sales of products and services for the three months ended September 30, 1999 and 1998 together with the increase or decrease and with the increase or decrease expressed as a percentage change are set forth below:



                                                                                  Increase   Percentage
                                                           1999         1998     (Decrease)    Change
                                                       ----------   ----------  ----------  -----------
   Products:
      Payphone terminals                                 $ 4,470      $ 7,097    $ (2,627)        (37%)
      Printed circuit board control modules and kits       3,321        4,078        (757)         (19)
      Components and assemblies                            1,593        4,821      (3,228)         (67)
      Software                                                81           95         (14)         (15)
   Services:
      Repair, refurbishment and upgrade services           3,691        2,481       1,210           49
      Operator services                                      191          107          84           79
      Other services                                         104          129         (25)         (19)
                                                       ==========   ==========  ==========  ===========
                                                        $ 13,451     $ 18,808    $ (5,357)        (28%)
                                                       ==========   ==========  ==========  ===========



The decrease in revenues and net sales to the private and telephone company segments for the three months ended September 30, 1999 as compared to the same period last year is primarily attributable to a decrease in volume of product sales partially offset by an increase in the usage of repair, refurbishment and upgrade services by the telephone company segment. The Company believes that these fluctuations are primarily attributable to declining revenues of payphone service providers caused by increasing usage of wireless services and higher volume of dial-around calls. In addition, the fluctuations in sales mix among payphone terminals, control modules and components and assemblies and continuing downward pricing pressures contributed to the decline in revenues and net sales in these domestic market segments. The increase in revenues and net sales to the international segment for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 is primarily attributable to an increase in export volume of payphone terminals to customers in Canada and Africa.


Cost of sales and gross profit as a percentage of net sales approximated 80% and 20%, respectively, for the three months ended September 30, 1999 as compared to 65% and 35%, respectively, for the three months ended September 30, 1998. The decline in the gross profit percentage between such periods is principally attributable to a number of factors including: (i) the increase in the percentage of sales to telephone companies at margins lower than those achieved from the private segment, (ii) downward pricing pressures in the private segment, (iii) an increase in the obsolescence provision of $821 to reflect the net realizable value of certain slow moving inventories, which is attributable to the continued weakness in the domestic market; and (iv) an increase in low margin export sales to certain international customers.


The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel and other operating expenses as a result of the reorganization of selling and marketing activities at the end of fiscal 1999 and a decline in variable selling expenses, which is related to the decline in sales, partially offset by an increase in the provision for credit losses of $81,000, which is related to the deterioration of the financial position of certain customers in the private segment.


Despite the decline in revenues and net sales, the Company continued to make a significant investment in engineering, research and development activities associated with the development of the Company's new information terminal products and back office management software designed to provide the capability to handle advertising, information content and e-commerce transactions in addition to traditional payphone capabilities. Total engineering, research and development expenditures, including capitalized software, during the three months ended September 30, 1999 increased by $1,018, or approximately 64%, to $2,610 versus $1,592 for the three months ended September 30, 1998. Capitalized software expenditures approximated $1,063 during the three months ended September 30, 1999. During the three months ended September 30, 1998 no software development costs were capitalized.


The Company's effective tax rate declined to approximately 34% of pre-tax income
(loss) for the three months ended September 30, 1999 from approximately 36% for the three months ended September 30, 1998 primarily due to fluctuations in non-deductible expenses and research and development tax credits.


                  Six Months Ended September 30, 1999 Compared
                   to the Six Months Ended September 30, 1998


The following table shows certain line items in the Company's consolidated statements of operations for the six months ended September 30, 1999 and 1998 that are discussed below together with amounts expressed as a percentage of sales and with the change expressed as a percentage increase or (decrease).


                                                         Percent                        Percent      Percentage
                                              1999      of Sales         1998          of Sales        Change
                                          ----------  -----------     ----------     -----------    -----------
   Revenues and net sales                  $ 26,209        100%        $ 34,444           100%         (24%)
   Cost of revenues and sales                19,574          75          22,419             65          (13)
   Gross profit                               6,635          25          12,025             35          (45)
   Selling, general and administrative
     expenses                                 5,336          20           5,875             17           (9)
   Engineering, research and
     development expenses                     2,877          11           3,167              9           (9)
   Income tax expense (benefit)              (1,015)         (4)            652              2         (256)


Revenues and net sales by market segment for the six months ended September 30, 1999 and 1998 together with the increase or decrease and with the increase or decrease expressed as a percentage change are set forth below:

                                                        Increase     Percentage
                                  1999        1998     (Decrease)      Change
                               ----------  ----------  ----------   -----------

   Private segment               $ 6,890    $ 12,677    $ (5,787)         (46%)
   Telephone company segment      15,393      18,609      (3,216)          (17)
   International segment           3,926       3,158         768            24
                               ==========  ==========  ==========   ===========
                                $ 26,209    $ 34,444    $ (8,235)         (24%)
                               ==========  ==========  ==========   ===========

Revenues and net sales of products and services for the six months ended September 30, 1999 and 1998 together with the increase or decrease and with the increase or decrease expressed as a percentage change are set forth below:


                                                                                   Increase     Percentage
                                                            1999        1998      (Decrease)      Change
                                                         ----------  ----------  -----------   -----------
   Products:
      Payphone terminals                                   $ 8,008    $ 12,447     $ (4,439)         (36%)
      Printed circuit board control modules and kits         7,943       8,439         (496)           (6)
      Components and assemblies                              3,176       7,754       (4,578)          (59)
      Software and other                                       173         221          (48)          (22)
    Services:
      Repair, refurbishment and upgrade services             6,309       5,220        1,089            21
      Operator services                                        364         120          244           203
      Other services                                           236         243           (7)           (3)
                                                         ==========  ==========  ===========   ===========
                                                          $ 26,209    $ 34,444     $ (8,235)         (24%)
                                                         ==========  ==========  ===========   ===========


The decrease in revenues and net sales to the private and telephone company segments for the six months ended September 30, 1999 as compared to the same period last year is primarily attributable to a decrease in volume of product sales partially offset by an increase in the usage of repair, refurbishment and upgrade services by the telephone company segment. The Company believes that these fluctuations are primarily attributable to declining revenues of payphone service providers caused by increasing usage of wireless services and higher volume of dial-around calls. In addition, the fluctuations in sales mix among payphone terminals, control modules and components and assemblies and continuing downward pricing pressures contributed to the decline in revenues and net sales in these domestic market segments. The increase in revenues and net sales to the international segment for the six months ended September 30, 1999 as compared to the six months ended September 30, 1998 is primarily attributable to an increase in export volume of payphone terminals to customers in Canada and Africa.


Cost of sales and gross profit as a percentage of net sales approximated 75% and 25%, respectively, for the six months ended September 30, 1999 as compared to 65% and 35%, respectively, for the six months ended September 30, 1998. The decline in the gross profit percentage between such periods is principally attributable to a number of factors including: (i) the increase in the percentage of sales to telephone companies at margins lower than those achieved from the private segment, (ii) downward pricing pressures in the private segment, (iii) an increase in the obsolescence provision of $983 to reflect the net realizable value of certain slow moving inventories, which is attributable to the continued weakness in the domestic market; and (iv) an increase in low margin export sales to certain international customers.


The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel and other operating expenses as a result of the reorganization of selling and marketing activities at the end of fiscal 1999 and a decline in variable selling expenses, which is related to the decline in sales.


Total engineering, research and development expenditures, including capitalized software, during the six months ended September 30, 1999 increased by $1,636, or approximately 51%, to $4,803 versus $3,167 for the same period of fiscal 1999. Capitalized software related to the development of the Company's new information station terminal products and back office management software designed to provide the capability to handle advertising, information content and e-commerce transactions in addition to traditional payphone capabilities approximated $1,926 during the six months ended September 30, 1999. During the six months ended September 30, 1998 no software development costs were capitalized.


The Company's effective tax rate declined to approximately 34% of pre-tax income
(loss) for the six months ended September 30, 1999 as compared to 37% for the six month ended September 30, 1998 primarily due to fluctuations in non-deductible expenses and research and development tax credits.


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


Indebtedness outstanding under the working capital and export lines cannot exceed the value of eligible collateral, as defined in the Agreements, consisting of accounts receivable and inventories. The working capital line matures on November 25, 2002. The export line matures on June 29, 2000. The capital line matures on July 31, 2000. Interest on amounts borrowed under the revolving credit lines is payable monthly at the bank's floating 30 day Libor rate plus 1.5% (6.668% at September 30, 1999).


At September 30, 1999 and March 31, 1999, outstanding debt under the working capital line amounted to $6,510 and $5,185, respectively, and at September 30, 1999, the Company was able to borrow up to a maximum of $8,944 under the working capital line based on the value of eligible collateral. The indebtedness outstanding under the capital line amounted to $238 at September 30, 1999. At September 30, 1999, the Company has not used the export line, but was able to borrow up to a maximum of $2 million under the export line based on the value of eligible collateral. Outstanding indebtedness under mortgage and installment notes between the Company and its bank aggregated $5,467 and $5,833 at September 30, 1999 and March 31, 1999, respectively.


During the six months ended September 30, 1999 and 1998, net proceeds under the Company's working capital line and capital line aggregated $1,563 and $4,485, respectively.


Principal payments under the mortgage and installment notes between the Company and its bank and other notes payable during the six months ended September 30, 1999 and 1998 amounted to $398 and $40, respectively.


As discussed below under "Liquidity," the Company is in default of certain financial covenants contained in the loan agreements between the Company and its bank, and as a result thereof, the bank has the right to accelerate the maturity of the debt outstanding under such agreements. Accordingly, debt outstanding under the terms of such agreements at September 30, 1999 in the aggregate amount of $12,215 is classified as a current liability.


Operating Activities. Cash flows from operating activities for the six months ended September 30, 1999 and 1998 are summarized as follows:


                                                        1999         1998
                                                     ---------   ----------

   Net income (loss)                                 $ (1,923)     $ 1,102
   Non-cash charges and credits, net                    2,393        2,111
                                                     ---------   ----------
                                                          470        3,213
   Changes in operating assets and liabilities:
   Accounts and notes receivable                        1,046       (3,964)
   Inventories                                          1,966       (8,385)
   Accounts payable, accrued expenses and
     other current liabilities                           (789)       3,117
   Other                                                  102          (28)
                                                     ---------   ----------
                                                      $ 2,795     $ (6,047)
                                                     ---------   ----------


The Company's operating cash flow is primarily dependent upon operating results, sales levels and related credit terms extended to customers and inventory purchases, and the changes in operating assets and liabilities related thereto. During the six months ended September 30, 1999, weaker operating performance resulted in a decline in cash flows from operations, net of non-cash charges and credits, of $2,743, to $470 from $3,213 for the six months ended September 30, 1998. However, during the six months ended September 30, 1999, the Company generated $2,325 of cash from changes in operating assets and liabilities as compared to the six months ended September 30, 1998 when the Company used $9,260 of cash to fund changes in operating assets and liabilities.


The Company's operating assets and liabilities are comprised principally of accounts and notes receivable, inventories, accounts payable, accrued expenses and other current liabilities. During the six months ended September 30, 1999, the Company generated $1,046 and $1,966 of cash through reductions in accounts and notes receivable and inventories, respectively, and used $789 of cash to fund a net decrease in accounts payable, accrued expenses and other current liabilities. In comparison, during the six months ended September 30, 1998, the Company used $3,964 and $8,385 of cash to fund increases in accounts and notes receivable and inventories, respectively, and generated $3,117 of cash from increases in accounts payable, accrued expenses and other current liabilities.

The Company's current ratio declined to 1.27 to 1 at September 30, 1999 as compared to 2.95 to 1 at March 31, 1999 primarily due to the classification of outstanding bank indebtedness as a current liability as a result of the default in certain financial covenants contained in the loan agreements between the Company and its bank. During the six months ended September 30, 1999, the Company's current assets decreased by $4,985 (16%) and current liabilities increased by $10,161 (96%). Working capital decreased by $15,146, to $5,547 at September 30, 1999 from $20,693 at March 31, 1999 primarily as a result of the reclassification of bank debt, the net loss for the period and the increase in capital asset and capitalized software expenditures discussed below. Extension of credit to customers and inventory purchases represent the principal working capital requirements of the Company, and material increases in accounts and notes receivable and/or inventories could have a significant effect on the Company's liquidity. Accounts and notes receivable and inventories represented in the aggregate 83% and 84% of current assets at September 30, 1999 and March 31, 1999, respectively. The Company experiences varying accounts receivable collection periods from its three customer segments, and believes that credit losses will not have a significant effect on future liquidity as a significant portion of its accounts and notes receivable are due from customers with substantial financial resources. The level of inventory maintained by the Company is dependent on a number of factors, including delivery requirements of customers, availability and lead time of components and the ability of the Company to estimate and plan the volume of its business.


Investing Activities. Net cash used for investing activities during the six months ended September 30, 1999 and 1998 amounted to $3,083 and $832, respectively. The Company's investing activities include capital expenditures consisting primarily of manufacturing tooling and equipment, computer equipment and building improvements required to support operations and capitalized software, including new product software development costs. Cash used for capital expenditures during the six months ended September 30, 1999 and 1998 aggregated $1,157 and $803, respectively. During the six months ended September 30, 1999 and 1998, cash used to acquire software and capitalized software development costs aggregated $1,926 and $29, respectively. The Company has not entered into any significant commitments for the purchase of capital assets other than manufacturing tooling in an amount of approximately $500.


Liquidity. The Company finances its operations, working capital requirements and capital expenditures from internally generated cash flows and financing available under the loan agreements between the Company and its bank. The Company is in default of certain financial covenants contained in the loan agreements. As a result thereof, the bank has the right to accelerate the maturity of debt outstanding under the loan agreements in the aggregate amount of $12,215 at September 30, 1999. The Company is presently attempting to renegotiate the terms of the loan agreements and believes, but cannot assure, that its efforts will be successful. However, if the Company is unable to renegotiate the terms of the loan agreements on terms satisfactory to the Company or at all, the Company would be forced to secure alternative financing arrangements. In that event, there is no assurance that the Company's efforts to secure such alternative financing arrangements would be successful, or that if successful, that such financing would be on terms satisfactory to the Company. The inability of the Company to renegotiate the terms of the loan agreements on satisfactory terms or secure alternative financing arrangements on satisfactory terms would have a significant adverse effect on the Company's liquidity. Accordingly, the Company's cash flows may not be sufficient to fund its working capital requirements, capital expenditures and debt service requirements through September 30, 2000 unless the Company is able to successfully renegotiate the terms of its loan agreements or secure alternative financing arrangements on terms satisfactory to the Company.

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


The Company established a "Validation Test Plan" to assess Year 2000 compliance of all products and services currently sold or supported by the Company. This test plan was designed to identify the products and services currently supported by the Company, features of such products and services that required assessment, and the approach and resources required. The Validation Test Plan was also designed to assess Year 2000 compliance of those items in order of relative importance to the Company. The Company believes that it has completed its Year 2000 compliance testing with respect to the products and systems it currently sells and supports. In addition, the Company believes it has completed substantially all Year 2000 software modifications to such products, and believes that such products are Year 2000 compliant or Year 2000 compliant with issues. The Company believes that products defined as Year 2000 compliant with issues will operate properly in year 2000 if programmed and configured in accordance with the Company's published guidelines. However, there can be no assurance that the Company's tests pursuant to its Validation Test Plan have detected all instances of Year 2000 noncompliance, that the cost of any future remediation activities that may be required will not be material or that all products and systems currently supported by the Company will, in fact, be Year 2000 compliant.


Based on the Company's Year 2000 compliance testing and remediation activities, the only products historically sold by the Company that will not be Year 2000 compliant or compliant with issues are products the manufacture of which has been discontinued and that are no longer supported by the Company. These discontinued products are not Year 2000 compliant and the Company does not intend to bring these products into compliance, and has so notified its customers. The Company does not believe that it has an obligation to bring these discontinued products into compliance or an obligation to replace these products under its warranties since those products were last sold more than five years ago. Accordingly, the Company has not recorded any liability related to these products in its financial statements.


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


The Company has relationships with various third parties in the ordinary course of business. The Company continues to assess the readiness of third parties, especially critical suppliers and others that have material relationships with the Company, by sending questionnaires, evaluating responses and identifying the risks with respect to Year 2000 plans of those third parties. The Company will continue to identify the risks associated with third parties based on responses to those questionnaires and will then formulate appropriate contingency plans on a case by case basis to mitigate such risks. The Company expects to complete its assessment of the readiness of third parties by the end of the calendar year. The effect, if any, on the Company's results of operations from failure of these third parties to be Year 2000 compliant is not reasonably estimable but could be material.


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

During the six months ended September 30, 1999, the Company adopted Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") issued by the American Institute of Certified Public Accountants (the "AICPA"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and new cost recognition principles and identifies the characteristics of internal use software. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations, financial position or cash flows.


Item 3.   Quantitative and Qualitative Disclosures About Market Risks


The are no material changes with regards to quantitative and qualitative disclosures about market risks from that set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.





                           ---------------------------

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


On September 28, 1998, the Company's Motion for Summary Judgment was granted by the Court and the Court dismissed the Company from the class action. On December 11, 1998, the plaintiffs appealed the Court's decision to grant the Company's Motion for Summary Judgment and the appeal is pending. The Company disputes liability and intends to defend this matter vigorously, although the Company cannot predict the ultimate outcome of this litigation.


Item 3.  Defaults by the Company on its Senior Securities


The Company is in default of certain financial covenants contained in the loan agreements between the Company and its bank. As a result thereof, the bank has the right to accelerate the maturity of debt outstanding under the loan agreements in the aggregate principal amount of $12,215 at September 30, 1999. The Company is presently attempting to renegotiate the terms of the loan agreements and believes, but cannot assure, that its efforts will be successful. However, if the Company is unable to renegotiate the terms of the loan agreements on terms satisfactory to the Company or at all, the Company would be forced to seek alternative financing arrangements. In that event, there is no assurance that the Company's efforts to secure such alternative financing arrangements would be successful, or that if successful, that such financing would be on terms satisfactory to the Company.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:


         The following exhibits are filed herewith as part of this report:

         Exhibit
            No.                  Description of Exhibit
         -------                 ----------------------

         10.1 Employment Agreement between Elcotel, Inc. and Michael J. Boyle dated October 15, 1999.


         27                      Financial Data Schedule (Edgar Filing only)

     (b) Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Elcotel, Inc.
                                             -----------------------------------
                                                     (Registrant)


Date: November 15, 1999                       By:  /s/ William H. Thompson
                                              ----------------------------------
                                              William H. Thompson
                                              Senior Vice President,
                                              Administration and Finance
                                              (Principal Financial Officer)


                                              By:  /s/ Scott M. Klein
                                              ----------------------------------
                                              Scott M. Klein
                                              Controller (Principal Accounting
                                              Officer)


23