Form 10-Q
period 1999-12-31
ELCOTEL INC
filed 2000-02-11
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                                   Yes  X      No

As of February 11, 1999, there were 13,520,218 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         ELCOTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars, except per share amounts, in thousands)

                                                                        December 31,           March 31,
                                                                            1999                 1999
                                                                        ------------          ----------
                                                                        (Unaudited)
ASSETS
Current assets:
    Cash                                                                 $  1,050             $     16
    Accounts and notes receivable, less allowance for credit
        losses of $1,338 and $1,970                                        10,287               12,209
    Inventories                                                             9,706               13,978
    Income taxes receivable                                                   494                1,997
    Deferred tax asset - current portion                                    2,242                2,215
    Prepaid expenses and other current assets                                 716                  912
                                                                         --------             --------
          Total current assets                                             24,495               31,327
Property, plant and equipment, net                                          5,786                5,064
Notes receivable, less allowance for credit losses
  of $738 and $312                                                            278                  898
Identified intangible assets, net of accumulated amortization
  of $2,390 and $1,541                                                      6,885                7,734
Capitalized software, net of accumulated amortization
  of $439 and $240                                                          4,314                1,573
Goodwill, net of accumulated amortization
  of $1,394 and $878                                                       22,702               23,218
Deferred tax asset                                                          2,831                  948
Other assets                                                                  556                  533
                                                                         --------             --------
                                                                         $ 67,847             $ 71,295
                                                                         ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                       $     --             $  1,428
    Accounts payable                                                        5,167                4,186
    Accrued expenses and other current liabilities                          4,070                4,197
    Notes and debt obligations payable within one year                     11,717                  823
                                                                         --------             --------
          Total current liabilities                                        20,954               10,634
Notes and debt obligations payable after one year                              48               10,355
                                                                         --------             --------
                                                                           21,002               20,989
                                                                         --------             --------
Commitments and contingencies                                                  --                   --
Stockholders' equity:
    Common stock, $.01 par value, 40,000,000 and 30,000,000
      shares authorized, 13,571,693 and 13,551,693 shares
      issued and outstanding                                                  136                  136
    Additional paid-in capital                                             46,686               46,667
    Retained earnings                                                         272                3,680
    Holding loss on marketable securities                                     (72)                  --
    Less - cost of 52,000 shares of common stock in treasury                 (177)                (177)
                                                                         --------             --------
          Total stockholders' equity                                       46,845               50,306
                                                                         --------             --------
                                                                         $ 67,847             $ 71,295
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

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                    (In thousands, except per share amounts)


                                                    Three Months Ended                Nine Months Ended
                                                       December 31,                      December 31,
                                                -------------------------         -------------------------
                                                  1999             1998             1999             1998
                                                --------         --------         --------          ------
Revenues and net sales:
  Product sales                                 $  7,984         $ 14,240         $ 27,284         $ 43,101
  Services                                         4,685            2,619           11,594            8,202
                                                --------         --------         --------         --------
                                                  12,669           16,859           38,878           51,303
                                                --------         --------         --------         --------
Cost of revenues and sales:
  Cost of products sold                            5,685            8,991           19,735           26,468
  Cost of services                                 3,489            2,257            9,013            7,199
                                                --------         --------         --------         --------
                                                   9,174           11,248           28,748           33,667
                                                --------         --------         --------         --------
Gross profit                                       3,495            5,611           10,130           17,636
                                                --------         --------         --------         --------
Other costs and expenses:
    Selling, general and administrative
        expenses                                   2,554            2,126            7,888            8,020
    Engineering, research and
        development expenses                       1,850            1,513            4,730            4,662
    Restructuring charges                            700               --              700               --
    Amortization                                     547              528            1,630            1,531
    Interest expense, net                            181              207              458              432
                                                --------         --------         --------         --------
                                                   5,832            4,374           15,406           14,645
                                                --------         --------         --------         --------
Income (loss) before income tax
    (expense) benefit                             (2,337)           1,237           (5,276)           2,991
Income tax (expense) benefit                         853             (458)           1,868           (1,110)
                                                --------         --------         --------         --------
Net income (loss)                                 (1,484)             779           (3,408)           1,881
Other comprehensive loss, net of tax:
   Holding loss on marketable securities             (23)              --              (72)              --
                                                --------         --------         --------         --------
Comprehensive income (loss)                     $ (1,507)        $    779         $ (3,480)        $  1,881
                                                ========         ========         ========         ========

Income (loss) per common and common
   equivalent share:
      Basic                                     $  (0.11)        $   0.06         $  (0.25)        $   0.14
                                                ========         ========         ========         ========
      Diluted                                   $  (0.11)        $   0.06         $  (0.25)        $   0.14
                                                ========         ========         ========         ========

Weighted average number of common and
   common equivalent shares outstanding:
      Basic                                       13,509           13,474           13,503           13,445
                                                ========         ========         ========         ========
      Diluted                                     13,509           13,797           13,503           13,794
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

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                          Nine Months Ended
                                                                            December 31,
                                                                    --------------------------
                                                                      1999              1998
                                                                    --------           -------
Cash flows from operating activities
    Net income (loss)                                               $(3,408)          $ 1,881
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
        Depreciation and amortization                                 2,619             2,359
        Provision for credit losses                                     373                48
        Loss on impairment of assets                                    148              --
        Provisions for obsolescence and warranty
          expense                                                     1,313               604
        Stock option compensation                                        66              --
        Deferred tax expense (benefit)                               (1,868)              145
        Changes in operating assets and liabilities:
          Accounts and notes receivable                               1,882            (1,651)
          Inventories                                                 3,289            (6,548)
          Income taxes receivable                                     1,503               (19)
          Prepaid expenses and other current assets                     369              (298)
          Other assets                                                  (89)             (149)
          Accounts payable                                              981             4,338
          Accrued expenses and other current liabilities               (523)           (1,336)
                                                                    -------           -------
      Net cash provided by (used for) operating activities            6,655              (626)
                                                                    -------           -------
Cash flows from investing activities
    Capital expenditures                                             (1,719)           (1,128)
    Capitalized software                                             (3,080)             (199)
                                                                    -------           -------
      Net cash used for investing activities                         (4,799)           (1,327)
                                                                    -------           -------
Cash flows from financing activities
    Net proceeds under revolving credit
      lines                                                           1,191               147
    Decrease in bank overdraft                                       (1,428)             --
    Principle payments on notes payable                                (604)              (56)
    Proceeds from exercise of common stock
      options                                                            19               271
                                                                    -------           -------
      Net cash provided by financing activities                        (822)              362
                                                                    -------           -------
Increase (decrease) in cash                                           1,034            (1,591)
Cash, beginning of period                                                16             1,655
                                                                    =======           =======
Cash, end of period                                                 $ 1,050           $    64
                                                                    =======           =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars, except per share amounts, in thousands)

1. GENERAL

The unaudited consolidated balance sheet at December 31, 1999 and the unaudited consolidated statements of operations and other comprehensive income (loss) for the three months and nine months ended December 31, 1999 and 1998 and of cash flows for the nine months ended December 31, 1999 and 1998 have been prepared by Elcotel, Inc. and subsidiaries (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at December 31, 1999, and for all periods presented, have been made. The Company's unaudited consolidated financial statements for the three months and nine months ended December 31, 1998 have been reclassified to conform with the presentation at and for the three months and nine months ended December 31, 1999.

The consolidated balance sheet at March 31, 1999 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The results of operations for the three months and nine months ended December 31, 1999 are not necessarily indicative of the results for the full fiscal year.

2. INVENTORIES

Inventories at December 31, 1999 and March 31, 1999 are summarized as follows:

                                               December 31,        March 31,
                                                   1999               1999
                                              ------------       -------------

Finished products                                $  1,029          $  1,875
Work-in-process                                     1,955               924
Purchased components                                8,384            11,630
                                                 --------          --------
                                                   11,368            14,429
Reserve for obsolescence                           (1,662)             (451)
                                                 ========          ========
                                                 $  9,706          $ 13,978
                                                 ========          ========

3. NOTES AND DEBT OBLIGATIONS PAYABLE

The Company is in default of certain financial covenants contained in the loan agreements (the "Loan Agreements") between the Company and its bank. As a result of the default, the bank has the right to accelerate the maturity of outstanding indebtedness under the Loan Agreements. Accordingly, outstanding debt under the Loan Agreements in the aggregate amount of $11,653 at December 31, 1999 is classified as a current liability.

The Company and its bank have reached an agreement in principal to enter into a forbearance and modification agreement (the "Forbearance Agreement") that would modify the terms of the Loan Agreements. Pursuant to the terms of the proposed Forbearance Agreement, the maturity date of indebtedness outstanding under the Loan Agreements would be changed to May 31, 2000, the annual interest rate under the Loan Agreements would be increased to one percentage point above the prime interest rate, and the Company's ability to borrow additional funds under a $2,000 export revolving credit line (none of which was borrowed as of such date) and a $1,500 equipment credit line ($281 of which was borrowed as of such date) would be cancelled. During the term of the proposed Forbearance Agreement, the outstanding indebtedness under a $10,000 working capital revolving credit line and a $4,000 installment note could not exceed the value of collateral consisting of eligible accounts receivable and inventories.

The Company is attempting to secure alternative financing arrangements and/or raise additional capital to refinance the outstanding indebtedness under the Loan Agreements. The Company has received proposals with respect thereto and believes that its efforts will be successful. However, there is no assurance that the Company's efforts will be successful, or if successful, that such financing would be on terms satisfactory to the Company.

4. STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the nine months ended December 31, 1999 are summarized as follows:

                                                                          Holding
                                              Additional                  Loss on
                                  Common       Paid-in     Retained      Marketable      Treasury
                                   Stock       Capital     Earnings      Securities        Stock         Total
                                 -------      ----------   --------      ----------      --------        -----
Balance, March 31, 1999          $   136       $ 46,667      $ 3,680       $   --         $ (177)      $ 50,306
Net income (loss)                                             (3,408)                                    (3,408)
Proceeds from exercise of
  common stock options                               19                                                      19
Holding loss on marketable
  securities                                                                  (72)                          (72)
                                 -------       --------      -------       ------         ------       --------
Balance, December 31, 1999       $   136       $ 46,686      $   272       $  (72)        $ (177)      $ 46,845
                                 =======       ========      =======       ======         ======       ========

On November 2, 1999, the stockholders of the Company approved an amendment to the Company's certificate of incorporation to increase in the number of shares of common stock authorized for issuance by 10,000,000 shares, from 30,000,000 shares to 40,000,000 shares. In addition, the stockholders of the Company approved amendments to the Company's 1991 Stock Option Plan and Directors Stock Option Plan to increase the number of shares of common stock reserved for issuance under such plans by 500,000 shares and 75,000 shares, respectively, to 2,600,000 shares and 300,000 shares, respectively.


On October 15, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The Compensation Committee (the "Committee") appointed by the Board of Directors of the Company administers the 1999 Plan, including having the authority to grant non-qualified stock options to senior executive officers of the Company. Non-qualified stock options to purchase up to an aggregate of 539,988 shares of common stock may be granted under the 1999 Plan at option exercise prices determined by the Committee. The Committee has the authority to interpret the provisions of the 1999 Plan, to determine the terms and provisions of options granted under the 1999 Plan and to determine the number of shares subject to options granted and the vesting periods thereof. The Committee's authority to grant options under the 1999 Plan expires on October 15, 2004. Options granted under the 1999 Plan expire five years from the date of grant unless they are terminated prior thereto upon the termination of employment of a grantee. Unvested options granted under the 1999 Plan expire immediately upon the termination of a grantee's employment by the grantee for any reason or by the Company for cause. Upon the termination of a grantee's employment by the Company without cause, options that would have vested during the twelve months after such termination of employment or during the remaining term of any employment agreement between the grantee and the Company, whichever is less, immediately vest and are thereafter exercisable until their expiration date, and any remaining unvested options expire as of the termination date.

Pursuant to the terms of an employment agreement between the Company and its new President and Chief Executive Officer dated October 15, 1999 (see Note 9), the Company granted options under the 1999 Plan to purchase 539,988 shares of the Company's common stock at an exercise price of $1.67 per share. Such options vest and become exercisable ratably at the end of each month over the term of the employment agreement, which expires on October 11, 2002.

5. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of the Company's supplemental cash flow information for the nine months ended December 31, 1999 and 1998 is as follows:

                                                                1999       1998
                                                              -------    -------

Cash paid (refunded) during the period for:
      Interest                                                $   698    $   666
      Income taxes                                             (1,503)       867

Non-cash transactions:
     Receipt of marketable  securities to satisfy
     accounts receivable resulting in an increase
     in other current assets and a reduction in
     accounts receivable                                          287         --

     Unrealized loss on marketable securities
        resulting in a reduction of stockholders' equity
        and other current assets                                  114         --

     Tax benefit from unrealized loss on marketable
        securities resulting in an increase in current
        deferred tax assets and stockholders' equity               42         --

6. RESTRUCTURING CHARGES

In November 1999, the Company announced a restructuring plan to consolidate manufacturing operations, resize its core payphone business operations, reorient its distribution strategy and begin to build operations required to introduce its new public access Internet appliance products and back office management systems to the marketplace. In connection with this restructuring, the Company recognized restructuring charges of $700 during the three months ended December 31, 1999. These restructuring charges consisted of estimated employee termination benefits under severance and benefit arrangements of $575 and future lease payments of $125 related to the closure of leased facilities. The restructuring charges do not include the recognition of impairment losses of $148 related to closed facilities and the Company's decision to abandon a software development project related to certain discontinued activities. Impairment losses of $140 and $8 are classified as engineering, research and development expenses and selling, general and administrative expenses, respectively, during the three months and nine months ended December 31, 1999.

Under the November 1999 restructuring plan, the Company will terminate the employment of 56 employees by December 31, 2000, including 28 employees in connection with the consolidation of manufacturing operations and the closure of its manufacturing facility in Sarasota, Florida and 28 corporate employees in all major functions. As of December 31, 1999, the Company had terminated the employment of 26 corporate employees under the plan. The other reductions will primarily take place during the three months ending March 31, 2000 upon the closure of the Company's manufacturing facility. During the three months and nine months ended December 31, 1999, the Company charged $97 of severance and benefit payments against the restructuring liability.

Under the restructuring plan, the Company closed a leased office facility in Alpharetta, Georgia and leased a larger facility to accommodate service operations related to its new public access Internet appliance products and back office management systems. The restructuring charges related to future lease payments include a termination settlement of $27 under a lease termination agreement with respect to the closed office facility and remaining lease payments of $98 under the lease agreement related to the Company's manufacturing facility. During the three months and nine months ended December 31, 1999, payments of $27 related to the lease termination agreement were charged against the restructuring liability.

During the three months and nine months ended December 31, 1999, the Company charged $107 and $360 of severance and benefit payments against the restructuring liability accrued in connection with a reorganization of its sales and marketing organization during the three months ended March 31, 1999.

During the three months and nine months ended December 31, 1998, the Company charged payments of $238 and $793, respectively, against restructuring liabilities, consisting of the estimated cost of severance and benefit arrangements and relocation costs, pursuant to a plan to exit certain activities of Technology Service Group, Inc., which was acquired by the Company during the year ended March 31, 1998.

7. EARNINGS (LOSS) PER SHARE

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

The weighted average number of shares of common stock outstanding used to compute basic earnings (loss) per share for the three months and nine months ended December 31, 1999 was 13,509,258 shares and 13,502,881 shares, respectively. The weighted average number of shares of common stock outstanding used to compute basic earnings (loss) per share for the three months and nine months ended December 31, 1998 was 13,473,565 shares and 13,444,801 shares, respectively. There were no potential dilutive common shares outstanding during the three months and nine months ended December 31, 1999 for purposes of computing diluted earnings (loss) per share. The weighted average number of potential dilutive common shares outstanding used in the computation of diluted earnings (loss) per share for the three and nine months ended December 31, 1998 was 323,637 shares and 349,396 shares, respectively.

8. DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION

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

The sales revenue and gross profit of each reportable segment for the three months ended December 31, 1999 and 1998 is set forth below:

                                           1999                     1998
                                  --------------------      --------------------
                                   Sales        Profit       Sales        Profit
                                   -----        ------       -----        ------

Private                           $ 3,724      $ 1,687      $ 6,664      $ 2,940
Telephone company                   7,415        2,141        7,893        2,724
International                       1,530          443        2,302          623
                                  -------      -------      -------      -------
                                  $12,669      $ 4,271      $16,859      $ 6,287
                                  =======      =======      =======      =======

The sales revenue and gross profit of each reportable segment for the nine months ended December 31, 1999 and 1998 is set forth below:

                                           1999                     1998
                                  --------------------      --------------------
                                   Sales        Profit       Sales        Profit
                                   -----        ------       -----        ------
Private                           $10,614      $ 4,836      $19,341      $ 9,342
Telephone company                  22,808        6,787       26,502        7,979
International                       5,456        1,564        5,460        1,786
                                  -------      -------      -------      -------
                                  $38,878      $13,187      $51,303      $19,107
                                  =======      =======      =======      =======

The Company does not allocate assets or other corporate expenses to reportable segments. A reconciliation of segment profit information to the Company's financial statements for the three months and nine months ended December 31, 1999 and 1998 is as follows:

                                               Three Months Ended      Nine Months Ended
                                                   December 31,            December 31,
                                             --------------------    --------------------
                                                1999        1998        1999        1998
      Total profit of  reportable segments   $  4,271    $  6,287    $ 13,187    $ 19,107
      Unallocated cost of sales                  (776)       (676)     (3,057)     (1,471)
      Unallocated corporate expenses           (5,832)     (4,374)    (15,406)    (14,645)
                                             --------    --------    --------    --------
      Income (loss) before income taxes      $ (2,337)   $  1,237    $ (5,276)   $  2,991
                                             ========    ========    ========    ========

Information with respect to sales of products and services during the three months and nine months ended December 31, 1999 and 1998 is set forth below:

                                                           Three Months Ended        Nine Months Ended
                                                               December 31,             December 31,
                                                         ---------------------     ---------------------
                                                           1999         1998         1999         1998
                                                           ----         ----         ----         ----
 Private segment:
 Payphone terminals                                      $ 1,405      $ 3,436      $ 4,469      $ 8,922
 Printed circuit board control modules and kits            1,658        2,772        4,408        8,809
 Components and other products                               337          324          813        1,115
 Services                                                    324          132          924          495
                                                         -------      -------      -------      -------
                                                           3,724        6,664       10,614       19,341
                                                         -------      -------      -------      -------
 Telephone company segment:
 Payphone terminals                                          242        1,058        1,680        6,329
 Printed circuit board control modules and kits            2,094        2,488        7,151        4,773
 Components and other products                               718        1,860        3,307        7,693
 Repair, refurbishment and upgrade services                4,361        2,487       10,670        7,707
                                                         -------      -------      -------      -------
                                                           7,415        7,893       22,808       26,502
                                                         -------      -------      -------      -------
 International segment:
 Payphone terminals                                        1,378        1,729        4,885        3,419
 Printed circuit board control modules and kits               28            3          164          120
 Components and other products                               124          570          407        1,921
                                                         -------      -------      -------      -------
                                                           1,530        2,302        5,456        5,460
                                                         -------      -------      -------      -------
                                                         $12,669      $16,859      $38,878      $51,303
                                                         =======      =======      =======      =======

The Company sells its payphone products in the United States and in certain foreign countries. The Company's international business consists of export sales, and the Company does not presently have any foreign operations. Sales by geographic region for the three months and nine months ended December 31, 1999 and 1998 were as follows:

                                               Three Months Ended             Nine Months Ended
                                                  December 31,                   December 31,
                                           -----------------------        -----------------------
                                              1999           1998           1999           1998
                                              ----           ----           ----           ----
 United States                             $ 11,139       $ 14,557        $ 33,422       $ 45,843
 Canada                                         427            346           2,272          1,882
 Latin America                                1,088          1,518           2,707          3,115
 Europe, Middle East and Africa                  --              1             411             23
 Asia Pacific                                    15            437              66            440
                                           --------       --------        --------       --------
                                           $ 12,669       $ 16,859        $ 38,878       $ 51,303
                                           ========       ========        ========       ========

9. COMMITMENTS AND CONTINGENCIES

On October 15, 1999, the Company hired a new President and Chief Executive Officer. The employment agreement between the Company and its new President and Chief Executive Officer expires on October 11, 2002 and may be terminated earlier by either party with 30 days prior written notice. The agreement provides for minimum annual base compensation of $250 and incentive compensation of up to 50% of base compensation at the discretion of the Board of Directors, subject to a minimum of 25% of base compensation for the period beginning October 15, 1999 and ending December 31, 2000. In addition, under the terms of the agreement, the President and Chief Executive Officer is entitled to receive benefits made available to other executives of the Company and reimbursement of relocation expenses of $40. Further, the agreement provides for the payment of severance compensation if the Company terminates the agreement without cause equal to $250 unless the remaining term of the agreement is less than 12 months in which event such amount is prorated over the remainder of the term. The employment agreement also contains confidentiality and non-compete provisions. Pursuant to the terms of the agreement, the Company granted options under the 1999 Plan to purchase 539,988 shares of the Company's common stock at an exercise price of $1.67 per share (see Note 4).

                                   ----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per share data, in this Management's Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.

Forward Looking Statements

The statements contained in this report which are not historical facts contain forward looking information regarding the Company (which may be referred to herein as we, us or our) and its financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to management. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause our actual results to differ materially from those expected by us, including competitive factors, customer relations, the integration of operations resulting from acquisitions, the risk of obsolescence of our products, relationships with our suppliers, the risk of adverse regulatory action affecting our business or the business of our customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the outcome of litigation to which we are a party, and other uncertainties detailed in this report and in our other filings with the Securities and Exchange Commission.

Results of Operations

We reported a net loss of $1,484, or $.11 per diluted share, for the three months ended December 31, 1999 on net revenues and sales of $12,669 as compared to net income of $779, or $.06 per diluted share, on net revenues and sales of $16,859 for the three months ended December 31, 1998. For the nine months ended December 31, 1999, we reported a net loss of $3,408, or $.25 per diluted share, on revenues and net sales of $38,878 as compared to net income of $1,881, or $.14 per diluted share, on revenues and net sales of $51,303 for the nine months ended December 31, 1998. The losses for the three months and nine months ended December 31, 1999 reflect substantial expenditures to develop our public access Internet appliance products and related service operations, charges related to the restructuring of our core payphone business of $700 and declines in revenues and sales and gross profit margins as a result of industry conditions beyond our control, including the contraction of the installed base of public access terminals, the consolidation of domestic public communications providers, and declining industry revenues resulting from increasing usage of wireless services and increased volume of dial-around (toll free and access code) calls. As a result of the prolonged continuance of these industry conditions, we do not believe that revenues and net sales from our core payphone products and services will improve significantly in the foreseeable future. However, we believe that our revenues and sales may begin to grow as we launch our public access Internet appliance products and related services, but that a certain period of growth will be required before new sources of revenues from these products and services support the related operations. Therefore, we expect to continue to report operating losses for at least the next three quarters as we invest in the development and launch of our new products and services.

Our public access Internet appliance products are designed to provide, among others, advertising, sponsored information and content and e-commerce capabilities in addition to traditional payphone capabilities. We believe, but cannot assure, that the revenues that may be generated from these capabilities will be substantially greater than the revenues generated from traditional payphone services. We are developing the services to implement these capabilities through a server network environment with a strategy to share the new revenue streams of our customers. We believe, but cannot assure, that our target customers will begin to deploy our new products and services over the next two quarters after they complete the initial lab and market trials, which began in January 2000. However, there is no assurance that our public access Internet appliance products will be successfully introduced or accepted by the marketplace, or if they are, that revenues from such products and related services and revenues derived from advertising, sponsored content and other sources would have a material favorable impact on the revenues of our customers or on our sales and revenues in the foreseeable future or at all. Our ability to implement this strategy and develop revenues and profits from the relatively new and evolving market for Internet appliances, content and services is subject to substantial risks. These risks include, but are not limited to the following:

      o     uncertain   acceptance  of  our  public  access  Internet  appliance
            products by our customers and the public;

      o     uncertain   acceptance  of  our  public  access  Internet  appliance
            products as a new advertising media;

      o our ability and the ability of our customers to attract and retain advertisers;

      o our ability to develop, deliver, enhance, maintain and support the technology;

      o our ability to attract and retain content providers and the cost and availability of content;

      o     an evolving and unpredictable business model;

      o the overall level of demand for content and commerce services in a public access setting;

      o     seasonal trends in advertising placements;

      o the amount and timing of increased expenditures for expansion of operations, including the hiring of personnel, capital expenditures and related costs;

      o     the result of litigation that may be filed against us in the future;

      o     our ability to attract and retain qualified personnel;

      o the introduction of new or enhanced products and services by competitors; o technical difficulties, system downtime and system failures;

      o political or economic events and governmental actions affecting Internet operations or content; and

      o general economic conditions and economic conditions specific to the Internet and advertising industries.

                  Three Months Ended December 31, 1999 Compared
                   to the Three Months Ended December 31, 1998

The following table shows certain line items in the Company's consolidated statements of operations and other comprehensive income (loss) for the three months ended December 31, 1999 and 1998 that are discussed below together with amounts expressed as a percentage of sales.

                                                Percent                Percent
                                     1999       of Sales      1998     of Sales
                                  --------      --------   --------    --------

Revenues and net sales            $ 12,669       100%      $ 16,859      100%
Cost of revenues and sales           9,174        72         11,248       67
Gross profit                         3,495        28          5,611       33
Selling, general and
  administrative expenses            2,554        20          2,126       13
Engineering, research and
  development expenses               1,850        15          1,513        9
Restructuring charges                  700         6             --       --
Income tax expense (benefit)          (853)       (7)           458        3

Revenues and net sales by market segment for the three months ended December 31, 1999 and 1998 together with the increase or decrease and with the increase or decrease expressed as a percentage change are set forth below:

                                                          Increase   Percentage
                                     1999       1998     (Decrease)    Change
                                  --------   --------    ---------   ----------

   Private segment                $  3,724   $  6,664    $ (2,940)         (44%)
   Telephone company segment         7,415      7,893        (478)          (6)
   International segment             1,530      2,302        (772)         (34)
                                  --------   --------    --------     --------
                                  $ 12,669   $ 16,859    $ (4,190)         (25%)
                                  ========   ========    ========     ========

Revenues and net sales of products and services for the three months ended December 31, 1999 and 1998 together with the increase or decrease and with the increase or decrease expressed as a percentage change are set forth below:

                                                                              Increase      Percentage
                                                        1999       1998      (Decrease)       Change
                                                     ---------   --------    ---------      ----------
   Products:
     Payphone terminals                               $  3,025   $  6,223    $ (3,198)         (51%)
     Printed circuit board control modules and kits      3,780      5,263      (1,483)         (28)
     Components and other products                       1,179      2,754      (1,575)         (57)
   Services:
     Repair, refurbishment and upgrade services          4,361      2,487       1,874           75
     Other services                                        324        132         192          145
                                                      --------   --------    --------     --------
                                                      $ 12,669   $ 16,859    $ (4,190)         (25%)
                                                      ========   ========    ========     ========

The decrease in revenues and net sales to the private and telephone company segments is primarily attributable to a decrease in volume of product sales partially offset by an increase in the usage of repair, refurbishment and upgrade services by the telephone company segment. We believe that these fluctuations are primarily attributable to a contraction of the installed base of payphone terminals in the domestic market and to declining revenues of payphone service providers caused by increasing usage of wireless services and a higher volume of dial-around calls. In addition, continuing downward pricing pressures contributed to the decline in revenues and net sales in these domestic market segments. The decrease in revenues and net sales to the international segment is primarily attributable to a decrease in export volume of payphone terminals to customers in Latin America and Asia.

Cost of sales and gross profit as a percentage of net sales approximated 72% and 28%, respectively, for the three months ended December 31, 1999 as compared to 67% and 33%, respectively, for the three months ended December 31, 1998. The decline in the gross profit percentage between such periods is principally attributable to (i) the increase in the percentage of sales to telephone companies at margins lower than those achieved from the private segment, (ii) downward pricing pressures in the private segment, and (iii) the increase in low margin repair, refurbishment and upgrade services.

The increase in selling, general and administrative expenses is primarily attributable to an increase in the estimated reserve for credit losses of $216, recruiting expenses and stock option compensation related to our new president and chief executive officer of $69 and fluctuations in accrued performance-based compensation. As a result of the restructuring discussed below, we have begun to shift our marketing and selling resources to the introduction of our public access Internet appliance products rather than increasing overall spending. Also, the cost and expense reductions from the restructuring discussed below were not significant during the three months ended December 31, 1999.

We continued to make significant investments in the development of our public access Internet appliance products and back office management software which resulted in an increase in engineering, research and development expenditures, including capitalized software development costs, of $1,374, or approximately 84%, to $3,004 versus $1,630 for the three months ended December 31, 1998. Capitalized software expenditures approximated $1,154 during the three months ended December 31, 1999 as compared to $157 during the three months ended December 31, 1998. During the three months ended December 31, 1999, we abandoned a software development project related to certain activities discontinued as part of the restructuring discussed below, and recognized an impairment loss of $140. The impairment loss is included in engineering, research and development expenses for the three months ended December 31, 1999.

During the three months ended December 31, 1999, we implemented a restructuring plan to close our Sarasota, Florida manufacturing facility and consolidate manufacturing operations, resize our core payphone business operations, reorient our distribution strategy and begin to build support operations to introduce our public access Internet appliance products to the market and provide the services related thereto. In connection with this restructuring, we recognized restructuring charges of $700 during the three months ended December 31, 1999. These restructuring charges consisted of estimated employee termination benefits under severance and benefit arrangements of $575 and future lease payments of $125 related to the closure of leased facilities. The restructuring charges do not include the recognition of impairment losses of $148 related to closed facilities and the Company's decision to abandon a software development project related to certain discontinued activities. Impairment losses of $140 and $8 are classified as engineering, research and development expenses and selling, general and administrative expenses, respectively, during the three months and nine months ended December 31, 1999. We believe, but cannot assure, that the restructuring will have the impact of reducing costs and expenses in all functional areas of the business by approximately $2,000 annually, net of increases in expenses to support our new business strategy to generate advertising, sponsored content and other new sources of revenue from our public access Internet appliance products. We do not expect to realize the full impact of the anticipated cost and expense reductions from the restructuring until the quarter ending June 30, 2000.

The Company's effective tax rate approximated 36.5% of pre-tax income (loss) for the three months ended December 31, 1999 as compared to 37% for the three months ended December 31, 1998. The change in our effective tax rate is primarily due to fluctuations in non-deductible expenses and research and development tax credits. We believe that it is more likely than not that we will be able to realize our deferred tax assets, and have not established a valuation allowance related thereto.

                  Nine Months Ended December 31, 1999 Compared
                   to the Nine Months Ended December 31, 1998

The following table shows certain line items in the Company's consolidated statements of operations and other comprehensive income (loss) for the nine months ended December 31, 1999 and 1998 that are discussed below together with amounts expressed as a percentage of sales.

                                                Percent                 Percent
                                      1999      of Sales       1998     of Sales
                                   --------     --------    --------    --------

Revenues and net sales             $ 38,878       100%      $ 51,303      100%
Cost of revenues and sales           28,748        74         33,667       66
Gross profit                         10,130        26         17,636       34
Selling, general and
  administrative expenses             7,888        20          8,020       16
Engineering, research and
  development expenses                4,730        12          4,662        9
Restructuring charges                   700         2             --       --
Income tax expense (benefit)         (1,868)       (5)         1,110        2


Revenues and net sales by market segment for the nine months ended December 31, 1999 and 1998 together with the increase or decrease and with the increase or decrease expressed as a percentage change are set forth below:

                                                    Increase    Percentage
                                1999      1998     (Decrease)     Change
                            --------   --------    ---------    ----------

Private segment             $ 10,614   $ 19,341    $ (8,727)         (45%)
Telephone company segment     22,808     26,502      (3,694)         (14)
International segment          5,456      5,460          (4)          --
                            ========   ========    ========     ========
                            $ 38,878   $ 51,303    $(12,425)         (24%)
                            ========   ========    ========     ========

Revenues  and net sales of  products  and  services  for the nine  months  ended
December 31, 1999 and 1998 together with the increase or decrease and with the increase or decrease expressed as a percentage change are set forth below:

                                                                               Increase    Percentage
                                                          1999      1998      (Decrease)     Change
                                                       --------   --------    ----------   ----------
   Products:
      Payphone terminals                               $ 11,034   $ 18,670    $ (7,636)        (41%)
      Printed circuit board control modules and kits     11,723     13,702      (1,979)        (14)
      Components and other products                       4,527     10,729      (6,202)        (58)
    Services:
      Repair, refurbishment and upgrade services         10,670      7,707       2,963          38
      Other services                                        924        495         429          86
                                                       ========   ========    ========    ========
                                                       $ 38,878   $ 51,303    $(12,425)        (24%)
                                                       ========   ========    ========    ========

The same industry conditions and factors that influenced our revenue and sales performance for the three months ended December 31, 1999 affected our performance for the nine-month period. However, these conditions and factors began to influence the telephone company segment during the later half of last year. Therefore, we experienced a greater percentage decline in net sales and revenues from the telephone company segment for the nine months ended December 31, 1999. Also, we realized 63% of the increase in revenues from repair, refurbishment and upgrade services during the last three months. In the international segment, an increase in export sales to customers in Canada and Africa offset a decline to customers in Latin America and the Asia Pacific region.

Cost of sales and gross profit as a percentage of net sales approximated 74% and 26%, respectively, for the nine months ended December 31, 1999 as compared to 66% and 34%, respectively, for the nine months ended December 31, 1998. The same factors that affected our gross profit percentage for the three months ended December 31, 1999 affected our gross profit percentage for the nine-month period. In addition, we increased our inventory reserves by $982 to reflect the estimated net realizable value of certain slow moving inventories as a result of the continued weakness in the domestic market.

The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel and other operating expenses as a result of the reorganization of selling and marketing activities at the end of fiscal 1999, a decline in variable selling expenses related to the decline in sales offset by an increase in the estimated reserve for credit losses of $325, the estimated cost of severance and benefits of $184 payable to the Company's former chief executive officer under an agreement dated June 11, 1999, recruiting expenses and stock option compensation related to our new president and chief executive officer of $165 and an increase in expenses related to the launch of our public access Internet appliance products. In addition, as a result of the restructuring discussed above, we have begun to shift significant marketing and selling resources to the introduction of our public access Internet appliance products. Also, the cost and expense reductions from the restructuring were not significant during the nine months ended December 31, 1999.

Total engineering, research and development expenditures, including capitalized software, during the nine months ended December 31, 1999 increased by $2,991, or approximately 62%, to $7,810 versus $4,819 for the same period last year. Capitalized software related to the development of the Company's public access Internet appliance products and back office management software approximated $3,080 during the nine months ended December 31, 1999 as compared to $157 during the nine months ended December 31, 1998.

The Company's effective tax rate declined to approximately 35% of pre-tax income
(loss) for the nine months ended December 31, 1999 as compared to 37% for the nine month ended December 31, 1998 primarily due to fluctuations in non-deductible expenses and research and development tax credits.

Impact of Inflation

The Company's primary costs, inventory and labor, increase with inflation. However, the Company does not believe that inflation and changing prices have had a material impact on its business.

Liquidity and Capital Resources

Liquidity. We are in default of certain financial covenants contained in the loan agreements (the "Loan Agreements") with our bank. As a result of the default, the bank has the right to accelerate the maturity of outstanding indebtedness under the Loan Agreements. Accordingly, outstanding debt in the aggregate amount of $11,653 at December 31, 1999 is classified as a current liability.

We have reached an agreement in principal to enter into a forbearance and modification agreement (the "Forbearance Agreement") with our bank that would modify the terms of the Loan Agreements. Pursuant to the terms of the proposed Forbearance Agreement, the maturity date of indebtedness outstanding under the Loan Agreements would be changed to May 31, 2000, the annual interest rate under the Loan Agreements would be increased to one percentage point above the prime interest rate, and our ability to borrow additional funds under a $2,000 export revolving credit line (none of which was borrowed as of such date) and a $1,500 equipment credit line ($281 of which was borrowed as of such date) would be cancelled. During the term of the proposed Forbearance Agreement, the outstanding indebtedness under a $10,000 working capital revolving credit line and a $4,000 installment note could not exceed the value of collateral consisting of eligible accounts receivable and inventories.

We are attempting to secure an asset based financing line and additional equity capital or other sources of funding to refinance the outstanding indebtedness under the Loan Agreements. We have received proposals with respect thereto and believe that our efforts will be successful. However, there is no assurance that our efforts will be successful, or if successful, that such financing would be available on favorable terms. In addition, there is no assurance that any such financing would provide the funding required to refinance outstanding indebtedness and fund continued net operating losses and other liquidity requirements. If our efforts to secure additional capital or other sources of financing are not successful, we may be forced to reduce our product development efforts, slow down the launch of our public access Internet appliance products and take other actions to achieve profitability that may adversely affect our growth potential and future prospects. Further, if our efforts to raise additional capital and/or other sources of financing are not successful, we could experience difficulties meeting our obligations as they become due. Accordingly, there is no assurance that our cash resources will be sufficient to meet our anticipated cash needs for operations, working capital and capital expenditures for the next twelve months unless we are able to successfully raise additional capital and/or financing on satisfactory terms.

Financing Activities. We fund our operations, working capital requirements and capital expenditures from internally generated cash flows and funds available under bank credit lines. We borrow funds under our bank credit lines to finance capital expenditures, increases in accounts and notes receivable and inventories and decreases in bank overdrafts (as drafts clear), accounts payable and accrued liability obligations to the extent that such requirements exceed cash provided by operations, if any. We also use the financing available under bank credit lines to fund operations and payments on long-term debt when necessary. We measure our liquidity based upon the amount of funds we are able to borrow under our bank credit lines, which varies based upon operating performance and the value of collateral.

Indebtedness outstanding under our bank credit lines cannot exceed the value of eligible collateral (as defined in the Loan Agreements and in the proposed Forbearance Agreement discussed above) consisting of accounts receivable and inventories.

At December 31, 1999 and March 31, 1999, outstanding debt under our working capital line was $6,095 and $5,185, respectively, and outstanding debt under our $4,000 installment note was $3,497 and $4,000, respectively. As of December 31, 1999, our bank would not permit us to borrow additional funds under our credit lines as a result of our default on certain financial covenants. As a result, we retained cash that would have customarily been used to repay outstanding indebtedness. Based on the value of collateral including the retained cash, we would have been able to borrow additional funds aggregating $1,420 under the terms of the expected Forbearance Agreement as of December 31, 1999. The indebtedness outstanding under the capital line amounted to $281 at December 31, 1999. At December 31, 1999, the Company had not used the $2,000 export line. Outstanding indebtedness under our bank mortgage note was $1,780 and $1,833 at December

31, 1999 and March 31, 1999, respectively. All of the outstanding bank debt is classified as a current liability at December 31, 1999.

During the nine months ended December 31, 1999 and 1998, net proceeds under our bank lines aggregated $1,191 and $147, respectively. Principal payments under bank mortgage and installment notes and other notes payable during the nine months ended December 31, 1999 and 1998 amounted to $604 and $56, respectively. Bank overdrafts related to outstanding drafts declined by $1,428 during the nine months ended December 31, 1999.

Operating Activities. Cash flows from operating activities for the nine months ended December 31, 1999 and 1998 are summarized as follows:

                                                             1999         1998
                                                           -------      -------

Net income (loss)                                          $(3,408)     $ 1,881
Non-cash charges and credits, net                            2,651        3,156
                                                           -------      -------
                                                              (757)       5,037
Changes in operating assets and liabilities:
Accounts and notes receivable                                1,882       (1,651)
Inventories                                                  3,289       (6,548)
Accounts payable, accrued expenses and
  other current liabilities                                    458        3,002
Other                                                        1,783         (466)
                                                           -------      -------
                                                           $ 6,655      $  (626)
                                                           =======      =======

Our operating cash flow is primarily dependent upon operating results, sales levels and related credit terms extended to customers and inventory purchases, and the changes in operating assets and liabilities related thereto. During the nine months ended December 31, 1999, we used $757 in cash to fund operating losses net of non-cash charges and credits. During the same period last year, we generated $5,037 in cash from operations net of non-cash charges and credits. However, during the nine months ended December 31, 1999, we generated $7,412 of cash from changes in operating assets and liabilities as compared to the nine months ended December 31, 1998 when we used $5,663 of cash to fund changes in operating assets and liabilities.

Our operating assets and liabilities are comprised principally of accounts and notes receivable, inventories, accounts payable, accrued expenses and other current liabilities. During the nine months ended December 31, 1999, we generated $1,882 and $3,289 of cash through reductions in accounts and notes receivable and inventories, respectively. We also generated $458 and $1,783 of cash from increases in accounts payable, accrued expenses and other current liabilities and from reductions in refundable income taxes and other operating assets, respectively. In comparison, during the nine months ended December 31, 1998, we used $1,651 and $6,548 of cash to fund increases in accounts and notes receivable and inventories, respectively, and generated $2,536 of cash from increases in accounts payable, accrued expenses and other current liabilities, net of increases in other operating assets.

Our current ratio declined to 1.17 to 1 at December 31, 1999 as compared to 2.95 to 1 at March 31, 1999 primarily due to the net loss for nine months ended December 31, 1999, the classification of outstanding bank indebtedness as a current liability, and the capital asset and software expenditures discussed below. During the nine months ended December 31, 1999, our current assets decreased by $6,832 (22%) and current liabilities increased by $10,320 (97%). Working capital decreased to $3,541 at December 31, 1999 from $20,693 at March 31, 1999. Extension of credit to customers and inventory purchases represent our principal working capital requirements, and material increases in accounts and notes receivable and/or inventories could have a significant effect on our liquidity. Accounts and notes receivable and inventories represented in the aggregate 84% of current assets at December 31, 1999 and March 31, 1999. We experience varying accounts receivable collection periods from our three customer segments, and believe that credit losses will not have a significant effect on future liquidity as a significant portion of our accounts and notes receivable are due from customers with substantial financial resources. The level of our inventories is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and our ability to estimate and plan the volume of our business.

Investing Activities. Net cash used for investing activities during the nine months ended December 31, 1999 and 1998 amounted to $4,799 and $1,327, respectively. Our investing activities include capital expenditures consisting primarily of manufacturing tooling and equipment, computer equipment and building improvements required to support operations and capitalized software, including new product software development costs. Cash used for capital expenditures during the nine months ended December 31, 1999 and 1998 aggregated $1,719 and $1,128, respectively. During the nine months ended December 31, 1999 and 1998, cash used to acquire software and capitalized software development costs aggregated $3,080 and $199, respectively. At December 31, 1999, we have no significant outstanding commitments for the purchase of capital assets. However, we are continuing to invest in the development of the back office software systems to provide advertising and content to our public access Internet appliance products.

Year 2000 Discussion

We have completed our efforts to assess the risks and impact of Year 2000 on our business and address Year 2000 issues resulting from computer programs designed to use two-digit date codes rather than four digits to define the applicable year. We assessed Year 2000 compliance of products and systems that we presently sell and support, performed appropriate compliance testing and modified and/or upgraded non-compliant product software related to such products and systems . In some cases, we identified that certain of our products and systems were Year 2000 compliant with issues, which means that they will operate properly if programmed and configured in accordance with our published guidelines. We also assessed Year 2000 compliance of our business and management information systems and related computer equipment, performed compliance testing and upgraded non-compliant software and equipment where necessary. In addition, we assessed the readiness of third parties, particularly critical suppliers and other third parties that have material relationships with us, to identify and mitigate the risks to our business and operations in the event they experienced Year 2000 problems and difficulties.

Based on Year 2000 inquiries that we have received from our customers after December 31, 1999 and our investigations thereof, we are not aware of any significant Year 2000 noncompliance issues related to the products and systems that we presently sell and support. In addition, based on our Year 2000 compliance testing and remediation activities, the only products that we have historically sold that are not Year 2000 compliant or compliant with issues are products that we have discontinued to manufacture and that are no longer supported by the Company. We have previously notified our customers that we do not intend to bring these discontinued, non-compliant products into compliance and that they should upgraded accordingly. We do not believe that we have an obligation to bring these discontinued products into compliance or an obligation to replace these products under our warranties since they were last sold more than five years ago. Accordingly, we have not recorded any liability related to these products in our financial statements.

The risks associated with the failure of our products to be Year 2000 compliant include: (1) loss of data or an adverse impact on the reliability of data generated by our products; (2) loss of functionality; (3) failure to communicate with other applications used by our customers that may not be Year 2000 compliant; and (4) potential litigation by customers with respect to products and services no longer supported by us. However, based on Year 2000 inquiries received from our customers after to December 31, 1999 and our investigations thereof, we do not believe that these risks are significant or that Year 2000 issues related to our products and systems will have a material adverse impact on our business or operating results.

We have not experienced any material interruptions or operational problems as a result of Year 2000 issues related to our business and management information systems or from the failure of third parties, including critical suppliers and other third parties that have material relationships with us, to be Year 2000 compliant.

Principally, our existing engineering and information technology personnel undertook our Year 2000 efforts. We have not separately tracked the costs incurred for such efforts, but such costs consisted primarily of compensation costs for the personnel assessing and mitigating the risk of Year 2000 on our business. In addition, the costs incurred to upgrade or acquire new Year 2000 compliant software and equipment have not been material, and we do not believe that any increases in administrative costs related to Year 2000 issues will be material in the future. Further, we believe, but cannot assure, that we will not incur any significant costs and expenses related to future Year 2000 remediation activities or claims that may be filed against us related to Year 2000 noncompliance issues.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which establishes standards for accounting of derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires entities to recognize derivative instruments as assets and liabilities and measure them at fair value, and to match the timing of gain or loss recognition on hedging instruments with the recognition of changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. Management does not believe that the adoption of SFAS 133 will have a significant impact on the Company's consolidated financial statements.

During the nine months ended December 31, 1999, the Company adopted Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") issued by the American Institute of Certified Public Accountants (the "AICPA"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and new cost recognition principles and identifies the characteristics of internal use software. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes with regards to quantitative and qualitative disclosures about market risks from that set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                                   ----------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Nogah Bethlahmy, et al. plaintiffs v. Randy S. Kuhlmann, et al. defendants. San Diego Superior Court Case No. 691635.

As previously reported, this putative class action was filed in 1995 in the Superior Court of the State of California for the County of San Diego alleging that Amtel Communications, Inc. ("Amtel"), a former customer of the Company that filed for bankruptcy, conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in Amtel by operating a Ponzi scheme. See Item 3 - Legal Proceedings of Part I of the Company's Form 10-KSB for the fiscal year ended March 31, 1996 and Item 1 - Legal Proceedings of Part II of the Company's Form 10-Q for the quarter ended September 30, 1996.

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

Item 3. Defaults by the Company on its Senior Securities

The Company is in default of certain financial covenants contained in the loan agreements between the Company and its bank. As a result thereof, the bank has the right to accelerate the maturity of debt outstanding under the loan agreements in the aggregate principal amount of $11.653 million at December 31, 1999. We have reached an agreement in principal to enter into a forbearance and modification agreement (the "Forbearance Agreement") with our bank that would modify the terms of the Loan Agreements. Pursuant to the terms of the proposed Forbearance Agreement, the maturity date of indebtedness outstanding under the Loan Agreements would be changed to May 31, 2000, the annual interest rate under the Loan Agreements would be increased to one percentage point above the prime interest rate, and our ability to borrow additional funds under a $2,000 export revolving credit line (none of which was borrowed as of such date) and a $1,500 equipment credit line ($281 of which was borrowed as of such date) would be cancelled. During the term of the proposed Forbearance Agreement, the outstanding indebtedness under a $10,000 working capital revolving credit line and a $4,000 installment note could not exceed the value of collateral consisting of eligible accounts receivable and inventories.

We are attempting to secure an asset based financing line and additional equity capital or other sources of funding to refinance the outstanding indebtedness under the Loan Agreements. However, there is no assurance that our efforts will be successful, or if successful, that such financing would be available on favorable terms. In addition, there is no assurance that any such financing would provide the funding required to refinance outstanding indebtedness and fund continued net operating losses and other liquidity requirements. If our efforts to secure additional capital or other sources of financing were not successful, we may be forced to reduce our product development efforts, slow down the launch of our public access Internet appliance products and take other actions to achieve profitability that may adversely affect our growth potential and future prospects. Further, if our efforts to raise additional capital and/or other sources of financing were not successful, we could experience difficulties meeting our obligations as they become due. Accordingly, there is no assurance that our cash resources will be sufficient to meet our anticipated cash needs for operations, working capital and capital expenditures for the next twelve months unless we are able to successfully raise additional capital and/or financing on satisfactory terms.

Item 4. Submission of Matters to a Vote of Security Holders

On November 2, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, Company's stockholders voted upon the following matters:

      1. The election of a Board of Directors consisting of five directors, with each director to serve until the next annual meeting of stockholders or until the election and qualification of his respective successor;

      2. The approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, $.01 par value (the "Common Stock"), authorized for issuance by 10,000,000 shares, from 30,000,000 shares to 40,000,000 shares;

      3. The approval of an amendment to the 1991 Stock Option Plan (the "1991 Plan") to increase the number of shares reserved for issuance under the 1991 Plan by 500,000 shares, from 2,100,000 shares to 2,600,000 shares;

      4. The approval of an amendment to the Directors Stock Option Plan (the "Directors Plan") to increase the number of shares reserved for issuance under the Directors Plan by 75,000 shares, from 225,000 shares to 300,000 shares; and

      5. The ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending March 31, 2000.

All of the nominees for director recommended by the Board of Directors were elected and the results of the voting were as follows:

                                                                        Votes
        Name                           Votes For                       Withheld
--------------------------------------------------------------------------------

   Joseph M. Jacobs                   11,368,692                       661,095

   C. Shelton James                   11,342,274                       687,513

   Charles H. Moore                   11,490,126                       539,661

   Thomas E. Patton                   11,497,336                       532,451

   Mark L. Plaumann                   11,491,336                       538,451

The stockholders approved the amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by 10,000,000 shares, from 30,000,000 shares to 40,000,000 shares. The results of the voting were: 11,122,850 For; 875,993 Against; and 31,004 Abstentions.

The stockholders approved the amendment to the 1991 Plan to increase the number of shares reserved for issuance under the 1991 Plan by 500,000 shares, from 2,100,000 shares to 2,600,000 shares. The results of the voting were: 11,032,878 For; 887,528 Against; and 42,304 Abstentions.

The stockholders approved the amendment to the Directors Plan to increase the number of shares reserved for issuance under the Directors Plan by 75,000 shares, from 225,000 shares to 300,000 shares. The results of the voting were:
11,190,233 For; 730,348 Against; and 42,129 Abstentions.

The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending March 31, 2000. The results of the voting were: 11,946,731 For; 61,547 Against; and 21,509 Abstentions.

      Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits:


                  The following exhibits are filed herewith as part of this report:

                  Exhibit
                    No.                   Description of Exhibit
                  -------                 ----------------------

                    3.1           Certificate of Incorporation as Amended

                    10.1          1991 Stock Option Plan as Amended

                    10.2          Directors Stock Option Plan as Amended

                    10.3          1999 Stock Option Plan

                    27            Financial Data Schedule (Edgar Filing only)

            (b) Reports on Form 8-K:

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Elcotel, Inc.
                                              -------------
                                              (Registrant)


Date: February 11, 2000                       By:  /s/ William H. Thompson
                                              ----------------------------
                                              William H. Thompson
                                              Senior Vice President,
                                              Administration and Finance
                                              (Principal Financial Officer)


                                              By:  /s/ Scott M. Klein
                                              --------------------------------
                                              Scott M. Klein
                                              Controller (Principal Accounting
                                              Officer)