Form 10-K405
period 2000-03-31
ELCOTEL INC
filed 2000-07-06
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

                         Commission file number 0-15205
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

         6428 Parkland Drive
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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant at June 9, 2000, computed by reference to the closing price of the Registrant's Common Stock on such date as quoted by the National Market System of NASDAQ, was approximately $25,014,899. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At June 17, 2000, there were 13,742,391 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. THE COMPANY'S BUSINESS

The following description of the Company's business contains forward looking information regarding its financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to management. Such information reflects the Company's current view with respect to future events and is subject to risks and uncertainties related to various factors that could cause its actual results to differ materially from those expected, including competitive factors, customer relations, the risk of obsolescence of its products, relationships with suppliers, the risk of adverse regulatory action affecting its business or the business of its customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the outcome of litigation to which it is a party, and other uncertainties detailed herein and in the Company's other filings with the Securities and Exchange Commission.

Overview of the Company

      Elcotel, Inc. and its subsidiaries, which are referred to herein as the Company, we, us or our, was incorporated in 1985 to design, develop, manufacture and market microprocessor-based "smart" payphone electronics with embedded operating software and back office payphone management software systems with features and functions required for independent providers to compete with the Regional Bell Telephone Operating Companies ("RBOCs") in the provision of payphone terminals and related public telephone services. We have since expanded our payphone business through internal development and through acquisitions to supply payphone terminals that operate in wireless and wireline telecommunications networks, and to supply payphone terminals, smart payphone electronics, management software systems and other products and services to the RBOCs, interexchange carriers (IXCs) and other domestic and foreign public communications providers. In addition, we have developed what we believe to be the first non-PC Internet appliances (the "Grapevine(TM) terminals") for use in a public communications environment, which will enable the on-the-go user to gain access to internet-based content through our client-server network supported by the e-Prism(TM) back office software system. Our Grapevine terminals, supported by the e-Prism system, were designed to provide the features of the traditional smart payphone terminal, to provide internet-based content, to support e-mail and e-commerce services, and to generate revenues from display advertising, sponsored content and other applications and services in addition to traditional revenues from public payphones. The e-Prism software was designed to manage and deliver display advertising content, internet-based content and personalized services to the Grapevine terminals. Our Internet appliance business is presently in the development stage and to date has not generated any significant revenues.

The Domestic Public Communications Industry

      We market our products and services to the public communications or "payphone" industry. Public telecommunications services in the United States are provided by regulated telephone companies (or "local exchange carriers") which include GTE and the RBOCs; long distance carriers ("IXCs"), such as AT&T; independent payphone service providers; and competitive local exchange carriers ("CLECs"), all of which are collectively referred to herein as Payphone Service Providers ("PSPs"). The operations of regulated telephone companies, long distance carriers and CLECs (collectively referred to herein as "telephone companies") are subject to extensive regulation by the Federal Communications Commission ("FCC") and state regulatory agencies (see "Government Regulation and the Telecommunications Act," below). Virtually all services offered by telephone companies, including payphone services, are provided in accordance with tariffs filed with appropriate regulatory agencies, including the FCC. Independent payphone service providers are subject to regulations of state regulatory agencies.

      The Telecommunications Act of 1996 (the "Telecommunications Act" or the "Act"), the most comprehensive reform of communications law since the enactment of the Communications Act of 1934, eliminated long-standing legal barriers separating local exchange carriers, long distance carriers, and cable television companies and preempted conflicting state laws in an effort to foster greater competition in all telecommunications market sectors, improve the quality of services, and lower prices. In addition the Act included specific provisions relating to the payphone operations of telephone companies and the payment of compensation by long distance carriers to other PSPs for toll free (800, 877 and 888) calls and access code ("10xxx") calls (collectively "dial-around" calls) made from payphones to the networks of the long distance carriers. See "Government Regulation and the Telecommunications Act," below.

      As a result of the regulatory changes created by the Act and regulations adopted by the FCC to implement its provisions and competition from cellular and other wireless forms of communication, we believe that the public communications industry is undergoing fundamental changes. The rapid growth in cellular and wireless telephone usage has resulted in declining payphone usage and revenues. In addition, the growth in dial-around calls from payphones has further compressed payphone revenues. The RBOCs, which control a major share of the payphone market, are no longer permitted to subsidize losses generated by their public communications businesses with profits from their regulated businesses. As a result of these market factors, the PSPs are eliminating marginal payphone sites, building inventories of payphone equipment, using these inventories to maintain their installed base, and curtailing new equipment purchases and programs to upgrade the installed base while repairing and refurbishing existing equipment. In addition, there have been widespread consolidations in the telecommunications industry. These consolidations have also resulted in a decline in the number of installed payphone terminals and in the number of PSPs. Further, coin collection expense is growing while coin revenue is declining, further compressing profit margins of PSPs. The embedded base of payphones in the United States has contracted from an estimated 2.4 million terminals in operation in 1998 to an estimated 2 million terminals today and is expected to contract further beyond 2000. These industry conditions are adversely affecting the business of the PSPs as well as the suppliers of products and services to the PSPs, including us.

      We believe that six PSPs control approximately 80% of the payphone terminals in service in the United States. These PSPs, which include SBC Communications, Inc. ("SBC") (which acquired Pacific Telesis, Inc. and Ameritech, Inc.), Bell Atlantic, Inc. (which acquired NYNEX and is acquiring
GTE), BellSouth Corporation, US West, AT&T and Davel Communications, Inc., are reevaluating their business strategies, considering divestitures of all or a portion of their installed base and are also seeking new service solutions and revenue sources, such as advertising, e-mail and content, to combat competition from cellular and other wireless forms of communication and stimulate usage of public terminals.

The Internet and Public Access Interactive Media Market

      The explosive growth of the Internet, which is revolutionizing how, when, where and why people communicate is beginning to impact the public communications industry. Consumers now have easy access to news, information and services of value to them through some personalized service, such as the Yahoo! Inc. connectivity portal. As a result, telecommunications today is about personal connectivity on a twenty-four hour basis seven days a week. Consumers increasingly demand access to "content" anytime, anywhere, not just the voice communications provided by wireline or wireless phones. Content equals information, ranging from voice calls to local news, local hotels and transportation, mapped directions, weather forecasts and investment updates to e-commerce transactions and e-mail.

      For consumers on-the-go, however, the technology to deliver this content connectivity on a twenty-four hour basis seven days a week is still largely bound to the home or office. Today, fifty or more companies have introduced Internet kiosks in order to stimulate industry demand and generate new revenue streams for PSPs. These kiosks, at which educated consumers can surf the web in a public access environment at their leisure, are built upon a "top down" technology consisting of hardware and software containing all of the features and functionality of a personal computer ("PC"). The consumer must figure out how and what information and content to access from the Internet. Also, we believe that Internet kiosks are intimidating, cumbersome, and difficult and expensive to deploy. Consequently, we do not believe these kiosks effectively respond to the emerging need of the "on-the-go" consumer for easy, simple and widespread public access content connectivity. Further, these Internet kiosks are not physically configured so that they can serve as a replacement for the hundreds of thousands of payphones located in suitable sites. As a result, we believe that only about 20,000 Internet kiosks have been sold worldwide through the end of 1999.

      The Internet is an increasingly significant global mass medium for conducting business, collecting and exchanging information, facilitating communication and providing entertainment. International Data Corporation estimates that the number of Internet users worldwide will grow from approximately 142 million users at the end of 1998 to 502 million by the end of 2003. We expect the growth in Internet usage to translate into growth in demand for devices to access Internet-based content. Also, we believe that the emerging non-PC Internet appliance market is growing rapidly and gaining focus with consumers, especially business travelers. It is estimated that the non-PC Internet appliance market, which includes the Palm Pilot, Casio Casiopia and Compaq and other thin client based technology devices, totaled $3.5 billion in 1999, will grow at a compound annual growth rate of 36 percent to $16.2 billion by 2004 and will exceed the PC market within five years.

      Travel is part of the American psyche. Technology and infrastructure improvements have created travel products that are easy to use and affordable. It is estimated that the total person-trips made in 1998 were 1.3 billion. So the potential for out-of-home, electronic interactive advertising, e-mail and Internet-based content delivery is substantial. Advertisers and businesses now view the Internet as a new medium that effectively targets consumers, enables instantaneous transactions and offers new, easily updateable services that stimulate sales. Content-based, transaction-oriented Internet advertising is expected to increase in the coming years. In the third quarter of 1999, the Internet Advertising Bureau recorded web-advertising revenue of $1.2 billion, three times greater than in the third quarter of the previous year. On an annual basis, Internet advertising revenues are expected to exceed $4 billion for 1999. A recent report from Forrester Research, Inc. estimates that content advertising will account for $22 billion, or about 8 percent of all U.S. advertising spending by the year 2004 and grow to $50 billion in 2005. That would make content advertising the fourth highest spending category behind television, newspapers and direct mail.

      The public access interactive media market is a hybrid of the out-of-home media market (which includes local promotions) and interactive media market that targets consumers personally. We believe that the current public access interactive media market has been limited to a small number of niche product providers primarily offering Internet kiosk-type workstations. We also believe that out-of-home media advertisers are searching for new ways to improve the value of their advertising, and that solutions that offer interactivity, the ability to place an order and track consumer response command a premium. In addition, we believe that targeting specific demographics with local advertising and information is more valuable than mass media, banner advertising.

      The interactivity, reporting and ability to generate immediate demand from the Grapevine terminals are similar to Internet offers in the home or office. On the Internet, as in traditional media, there are two widely recognized types of
advertising  -  brand  advertising  and  response-oriented   advertising.

Brand advertising is intended to generate awareness of and create a specific image for a particular company, product or service. In contrast, response-oriented advertising, or direct marketing, is intended to generate a specific response or action from the consumer after exposure to an advertisement. Response-oriented advertisers focus on the short-term benefit of advertising and seek to maximize the number of desired responses per advertising dollar.

Our Domestic Market Strategy

      Over the past 100 years, the public telecommunications industry, more commonly known as the "payphone industry", has made "on-the-go" communications possible for millions of people daily. A decade ago, the payphone was the only way most people on the go kept connected to home or office. Although payphone usage and revenues have declined with the growth of wireless services, payphones still command the preferred communications site locations, particularly in high profile, high traffic locations, such as airports, malls and convention centers. We plan to continue to provide smart payphone electronics, replacement components and repair and refurbishment services to PSPs and maximize the performance of our payphone business while the installed base of traditional payphones and payphone usage revenues contract and enter into customer/partner relationships with the PSPs to deploy our Grapevine non-PC Internet terminal appliances in high profile, high traffic locations. We also plan to develop our Internet-based content, information and consumer services business to provide a content-driven personal communications portal in a public access environment. We believe that the successful implementation of our Internet business strategy will enable PSPs to generate display advertising revenues from targeted demographic specific advertisements, revenues from sponsored-paid content banner advertisements and other sources of service revenues that are two to four times greater than the revenues generated from traditional payphones. With this strategy, we believe that the public communications payphone industry and our $100 million to $200 million-estimated payphone equipment market can now expand to encompass the $3 billion Internet and interactive media market.

      In our Internet appliance business, we intend to manage and deliver specialized and personalized services to consumers in a public environment through our Grapevine terminals. We are focusing on real-world content, such as directories, classified advertisements, e-mail, real-time stock quotes and sports results, weather forecasts, horoscopes, maps, and information on local hotels, restaurants, transportation and events. We believe that combining reformatted Internet-based content from information aggregators integrated with related content using our proprietary technology and service delivery capabilities will increase the convenience, relevance and enjoyment of consumers' visits to our Grapevine terminals, thereby promoting increased traffic and repeat usage. We also believe that increased traffic and usage will enhance the value of advertising and other services provided through the Grapevine terminal network.

      We intend to deliver and support the sending and receiving of emails with our Grapevine terminals in various forms, visually on the display, audibly through the handset using voice attachments (send) and text-to-speech (receive), to or from personal digital assistants ("PDAs") or wireless phones through an infra-red data ("IrDA") port, and to or from a PC. We also intend to support directory and information transfers from any of our Grapevine terminals to PDAs used by the traveling public.

      The cornerstone of our content solution is the distribution of content to consumers in airport concourses and airline lounges, convention centers, shopping malls, hotel lounges and suites, gas stations, factories and fast food chains. This distribution would be provided from the same sites that now host payphones. Using our proprietary technology, we intend to integrate real-world content for consumers to easily and rapidly access for their immediate needs without having to surf the Internet or hook up their PC. In a business model, which assumes that consumers have less than 20 minutes to make, collect, store or use updated information from e-mails, and to make phone calls, Grapevine terminals would help consumers in public areas find interesting personalized and generic information easily. As examples, the Grapevine terminals are designed to offer immediate delivery of e-mail, personal speed-dial numbers or e-mail addresses with automated access allowing consumers to complete a transaction while on-the-go.

      We have designed our Grapevine terminals, content and telephone services to be highly flexible and customizable, enabling our customers/partners to offer a broad range of feature options. We believe that our approach of integrating off-the-shelf technology with our internally developed technology enables us to employ a scalable architecture adapted specifically for our Internet-based delivery of services. We can maintain the same look and feel and navigation features across a broad geographical deployment base of Grapevine terminals, but create the impression to consumers that each customer/partner has its own branded and packaged information offering. Our back-office management systems have been designed to include the capability to manage both the content-rich multimedia Grapevine terminals and the existing embedded bases of payphones for the same customer/partner. By leveraging off the shelf technology, we believe we will be able to focus on management and distribution of content and back office services to consumers in a public access environment.

      Our revenues in this Internet service business may include a percentage of the total revenues generated from advertising, sponsorships, promotions, and electronic commerce transactions from the Grapevine terminals; sale of Grapevine terminals to our customers/partners; management fees from collecting, analyzing, and reporting on phone performance data; managing delivery of advertising, sponsorships, information and promotions, which are site, terminal and time-of-day specific; personalization of enhanced information and e-mail; customization fees for formatting advertising, sponsorships and promotions for the Grapevine terminal network; and management fees from collecting, analyzing, and reporting on performance data for embedded bases of traditional payphones.

      Through the combined sales forces of our customers/partners, information aggregators, and our content creation group, we plan to offer a variety of national and local advertising, sponsorships and promotions that enable advertisers to access both broad and targeted audiences. We believe that our planned interactive information delivery and personalization capabilities and e-mail delivery methods will have an important impact on the level of revenues derived by our customers/partners. We believe that these capabilities and relationships will provide us with a distinct advantage over competitors while minimizing our own sales infrastructure investment. We believe that our reach and message to advertisers in terms of targeting, sensory intensity and interactivity will be unmatched in a public communications environment. However, there can be no assurance that we will be able to implement our domestic market strategy in whole or in part.

The International Public Communications Industry

      Public communications services in foreign countries are generally provided by large government-controlled postal, telephone and telegraph companies ("PTTs"), former PTTs that have been privatized for the purpose of investing in and expanding telecommunication networks and services, and cellular/wireless carriers. The Company believes that a trend toward privatization and liberalization of the international telecommunications industry is opening the international markets, previously dominated by monopoly and government infrastructure, to increased competition.

      We believe that there are several million payphones internationally in the installed base. However, the density of payphone installations in many foreign countries on a per capita basis is far less than that in the United States. The Company believes that many of these countries are seeking to expand and upgrade their telecommunications systems and are funding programs to provide communication services to the public. The Company believes that the international public communications industry, particularly in underdeveloped nations, will continue to evolve and be a significant growth industry over the next several decades to the extent that privatization and the investment in both wireline and wireless networks progresses.

Our International Business Strategy

      We focus on foreign markets undergoing deregulation including Canada, South America, Central America, Africa and the Far East and on providers of public communications services that are affiliated with or owned by the RBOCs and those licensed to compete against the PTTs. Our strategy is to provide competitive wireless and coin operated payphone terminals to foreign markets with underdeveloped telecommunications networks, and to provide high profile card/coin operated payphone terminals to developed markets such as Canada. Our strategy provides for the integration of cellular and other wireless radio technologies into our domestic payphone products for niche applications and to reduce the cost of payphone deployment in major metropolitan areas.

      We are implementing our Grapevine Internet terminal strategy on a North American basis and targeted the Canadian market for the first commercial deployments of our Grapevine terminals. We intend to capitalize on what we perceive to be significant opportunities in other international markets, but only after we have penetrated the North American market. We expect to reduce the costs and risks of international expansion by entering into strategic alliances with partners able to provide local directory, content, information, e-mail and electronic commerce, as well as major local sales forces and contacts.
Furthermore, we plan to use the Internet and our regional servers for downloading content and uploading management data from/to our data center to in-country locations outside North America. We have entered into discussions with several large PSPs in Europe and South America to explore the prospects for suitable business relationships. However, we do not anticipate operational capability of our services outside of North America before calendar year 2001. Notwithstanding, we are continuing to evaluate additional international opportunities. The expansion into international markets involves a number of risks as further described herein. Also, there can be no assurance that we will be able to implement our international market strategy in whole or in part.

Products and Services of Our Payphone Business

      We design, develop, manufacture and market a comprehensive line of public communications products, including payphone electronics and management software systems, payphone terminals, and payphone components and assemblies. Our microprocessor-based payphone electronics, with embedded operating software, serve as the engine of payphone terminals known in the industry as "smart" or "intelligent" payphones. Networks of payphone terminals equipped with our microprocessor-based electronics are programmed, monitored and controlled via telemetry by our back office management software systems. Our electronic modules provide the capability to communicate with a caller by digitized human voice messages and prompts activated by the microprocessor, and have the capability to internally process the functions associated with call processing, call rating and collecting data for accounting, coin and route management functions. Call timing and rating functions are performed via proprietary "answer detection" and "answer supervision" designs. Our microprocessor-based electronic modules include the Series 5(TM) module, the 5501(TM) module, the 5502(TM) module and the Gemini System III(TM) module. The low electric current available from the telephone line, which eliminates the cost of electrical installation, generally powers these electronic modules and our payphone terminals.

      Our electronic modules together with our back office software management systems offer standard features and options that provide, among others, the ability to:

      o     Monitor and report coin box status;
      o Monitor and report the service condition of the payphone via maintenance and diagnostic alarms;
      o Report, in real time, any critical conditions to the management system;
      o Record and store call records, including called numbers, types and length of calls and call revenue;
      o Retrieve programming information, call records, cash box status, and maintenance and diagnostic data remotely;
      o Program and monitor various options, rates, alarms and free phone numbers on-site or remotely;
      o     Download voice prompts;
      o Calculate time-of-day discounts and control other timed functions via clock and calendar features; and
      o     Download revisions to the software operating system.

      In addition, we provide software options including custom voice prompts, multilingual voice prompts, customized maintenance alarms and call routing features, programmable initial rates and timed local calls. We also support multiple payment options, including coin, credit cards and smart cards. The Series 5 module operates exclusively on a B-1 line and is marketed primarily to independent payphone providers. The 5501 and 5502 modules operate on either a B-1 line or a specialized coin line for access to central office services and are marketed to private operators and telephone companies. The extensive features of the 5502 module include a high-speed modem for faster data transmission and retrieval, user selectable language, customized tariff tables and speed dial programmability for ease of use and generation of additional revenues. The 5502 module also supports a data port interface for access to the Internet via laptop computers and liquid crystal and vacuum florescent displays to augment audible voice instructions and to provide advertising capability. The Gemini System III module is programmable to operate on either a B-1 line or on a specialized coin line for access to central office services and is marketed primarily to telephone companies. Its modular connector design allows the PSP to choose the desired feature set, which reduces installation time. The Gemini System III module also supports a data port interface for access to the Internet via laptop computers and multiple payment options.

      Our network management software systems are designed to manage and control both small and large networks of payphone terminals equipped with our microprocessor-based electronic modules. Our payphone management software systems operate on personal computers in a multi-tasking environment, and provide PSPs with the ability to manage and control all aspects of their installed payphone network interactively from a single location. The Company's management software systems provide PSPs with the ability to remotely configure product features, control the download of software changes, program rate files, monitor operating status, and to download coin box, call record, maintenance and diagnostic data for accounting, coin and route management functions. The Company's network management systems include the PNM Plus(TM) System, the
PollQuest(TM) System and the CoinNet(TM) System. The PNM Plus system is a user-friendly Windows-based management system that is used to remotely program, manage, and monitor payphone terminals equipped with our Series 5, 5501 or 5502 electronic modules. This software system has a built-in 24-hour monitoring function that reports all pertinent phone activity, including call detail records, maintenance reports and alarm reports. The monitoring and reporting function can be configured to be completely hands-free and to perform late at night, optimizing the busy-hour performance. The PollQuest system is a Windows-based management system designed to remotely program, manage and monitor our international payphone terminals generally equipped with our 5502 electronic module. PollQuest has the ability to generate call detail and maintenance reports, manage the communications with the payphones and generate performance-based reports. The CoinNet system is a Unix or DOS-based management system that is used to remotely program, manage, and monitor payphone terminals equipped with our Gemini System III electronic modules. The CoinNet system provides call detail reports, maintenance and alarm reports, and the customized operating characteristics of each Gemini System III module.

      Our product line also includes payphone terminals, non-programmable electronic payphone modules which serve as the network interface in payphones known in the industry as "dumb" payphones that require a coin line for access to central office services for rating and routing of calls, replacement components and assemblies, and a full offering of industry services including repair, upgrade and refurbishment of equipment, operator services, customer training and technical support.

      Our payphone terminals consist of a wide range of models including coin-operated payphones, payphones that accept smart cards and credit cards, and multi-payment (coin and card) payphones for both domestic and international applications, including cellular and other wireless applications. We offer traditional GTE style and Western Electric or AT&T style payphones equipped with our electronic modules, electronic coin mechanisms to support domestic and foreign coins, displays to support multilingual messages in languages selected by the customer, speed dial buttons and card readers. Our custom payphone terminals include the following:

      Eclipse(TM) and Komet(TM) Payphone Terminals. The Eclipse and Komet payphone terminals are sophisticated, feature-rich GTE style and Western style terminals, respectively, equipped with the 5502 electronic module. The Eclipse and Komet payphone terminals include a data port interface for access to the Internet via laptop computers and speed dial buttons, and are configured for multiple payment options, including coin, credit cards and smart cards. Their liquid crystal or optional vacuum florescent displays augment audible voice instructions and provide advertising capability. These products are marketed to both domestic telephone companies and independent payphone service providers for installation in high profile locations such as airports, hotels and convention centers. The Eclipse payphone terminal is also offered in an international configuration that accepts and stores larger coins.

      IPT(TM) Payphone Terminal. The IPT payphone terminal is an international GTE style terminal equipped with the 5502 electronic module. The terminal is provided in either a coin configuration or a coin and card configuration, includes a liquid crystal display to augment audible voice instructions and to display remaining card value when applicable, and is configured to accept and store larger international coins. This terminal can also be configured with a backlit liquid crystal display with an auxiliary power source.

      Solarus(TM) Payphone Terminal. The Solarus payphone terminal is a custom designed stainless steel international card-only terminal equipped with the 5502 electronic module, and includes a liquid crystal display to augment audible voice instructions and to display remaining card value. This terminal can also be configured with programmable speed dial buttons and a backlit liquid crystal display with an auxiliary power source. Our cellular model of the Solarus payphone terminal operates in an AMPS wireless environment.

      Solarus II(TM) Payphone  Terminal.  The Solarus II payphone  terminal is a
      Western style network access terminal that integrates TDMA and CDMA wireless technology serving as a fixed portal for prepaid, emergency and free voice services.

      SolarusCity(TM) Payphone Terminal. The SolarusCity payphone terminal is a Western style terminal equipped with a 5502 electronic module that operates in a 900 MHz wireless environment. The 900 MHz base unit used with the SolarusCity terminals is installed within 500 feet of the terminal and provides connection to the existing wireline network. This terminal powered by solar panels eliminates the need of wires to avoid the high construction cost to install curbside phones in major metropolitan areas.

      We supply our microprocessor-based electronic modules and payphone terminals to RBOCs and other telephone companies that are upgrading the technology of their installed base of payphones and to independent payphone service providers, distributors and resellers. In addition, the Company supplies replacement components and assemblies that include, among others, non-programmable payphone electronics, electronic coin mechanisms, card readers, cash box switches, dial assemblies, handsets, coin relays, and volume amplification assemblies.

      We also offer comprehensive services to assist customers manage, maintain and expand their installed payphone network. The Company provides repair services, refurbishes and upgrades customer-owned terminals and components and provides operator services, training, technical support and field engineering services. Our refurbishing activities involve the rebuilding of payphone terminals, components and assemblies to "like new" condition. Our upgrade services include the modification of payphone terminals and assemblies to an updated or enhanced technology.

Products and Services of Our Grapevine Internet Appliance Business

      We have developed what we believe to be the first non-PC Internet terminal appliances, the Grapevine(TM) terminals, for use in a public communications environment, which were designed to enable the on-the-go user to gain access to Internet-based content through our client-server network supported by the e-Prism(TM) back office software system. Our Grapevine terminals, supported by the e-Prism system, were designed to provide the features of traditional smart payphone terminals, to provide connectivity to Internet-based content, to support e-mail and e-commerce services, and to generate revenues from display advertising, sponsored content and other services in addition to traditional revenues from public payphone terminals. The e-Prism service bureau network was designed to manage and deliver display advertising content, Internet-based information and specialized and personalized services to the Grapevine terminals. Our Internet appliance business is presently in the development stage and to date has not generated any significant revenues.

      Our Grapevine Internet Terminal Appliances. Our Grapevine Internet terminal appliances are wired personal digital assistants (PDAs), which are designed to carry out-of-home, electronic interactive content in public spaces. Our Grapevine terminals use WinCE thin client technology, are managed by what we believe to be unique back-office software systems, and are equipped with a high-resolution, wide-angle active ("TFT") matrix color display for delivery of display advertising, sponsored advertising and Internet-based content. Also, the Grapevine terminals have an IrDA port to communicate e-mail and content to/from hand-held PDAs, soft keys which are used to obtain information and content, a card reader for both magnetic stripe and smart chip cards to offer loyalty and personalized services, a data port to access the Internet with a PC, and a handset with voice advertising to support free phone calls. The Grapevine terminals are not Internet surfing devices, but rather were designed to provide consumer-specific, branded content from our integrated back-office network of servers.

[GRAPHIC OMITTED]

Grapevine Internet Appliance Terminal (wall-mount version)

      The Grapevine terminals are provided in a wall-mount version using the same footprint of a traditional payphone and in a desktop version. The wall-mount version is intended to look like an evolution of the payphone so that young and old consumers recognize the terminal as easy-to-use and is targeted to replace traditional payphones in high profile, high traffic sites such as airports, malls and convention centers. The desktop version is targeted to replace telephones located in airport airline lounges, hotel executive centers and lounges and high-end hotel accommodations.

      Each Grapevine terminal has three major modules - the Windows CE Content Delivery Module, the Telephone Module and the Card Reader Module. The wall-mount version also has a coin path, including a coin scanner, escrow, chutes, and an anti-stuffing device, a coin return bucket, a cashbox and a security package.

                               [GRAPHIC OMITTED]

             Grapevine Internet Terminal Appliance (desktop version)

      The Windows CE Content Delivery Module manages the display of the advertising and Internet- based content received from our remote e-Prism Content Server. The primary components in the Windows CE Content Delivery Module are the Communications Interface, the Content Delivery Processor and the User Interface. Advertisements and Internet-based content are received from the remote e-Prism Content Server through the Communications Interface. Advertisements and static content are stored as cached content in memory in the Content Delivery Processor. Dynamic content will be provided through a persistent connection to our e-Prism portal. The Content Delivery Processor determines what advertisements and content is displayed on the User Interface, delivers the advertisements and content to the User Interface and responds to consumer actions through the User Interface. The User Interface consists of the TFT color display and five push-button soft keys mounted at the base of the display. The consumer will interact with content through the soft keys or through the IrDA port in the Card Reader Module. The Communications Interface is designed so that advertisements and internet-based content can be delivered to the Windows CE Content Delivery System by high-speed modem, on a standard telephone line, a Digital Subscriber Line ("DSL") interface, an ethernet connection over a local area network, or an Integrated Services Digital Network ("ISDN"). The Microsoft Windows CE operating system is used for all real-time software operations, including support for the Microsoft Internet Explorer browser to manage content. The Content Delivery Processor also has a high-speed serial data interface to the Telephone Module so that commands and data can be exchanged between the Telephone Module and Windows CE Content Delivery Module.

      We have designed the soft keys for navigation through directories to Internet-based content. These context-sensitive soft keys provide the ability to offer flexible applications and information delivery. They have different instructions on each key for each screen that is displayed on the Grapevine terminal. One of these soft keys will typically offer Help details for the particular screen displayed to the consumer. Others will support scrolling of directories, navigation through different levels of an information tree, and the delivery of specific functions associated with other modules in the Grapevine terminal including use of the IrDA port for uploading and downloading e-mail, activation of the handset for voice prompts, and use of the speakerphone in the desktop version. As our applications and services are expanded these soft keys will continue to offer more flexibility for ease and convenience of information delivery to consumers.

      The Telephone Module supports the payphone application in each Grapevine terminal. It has two primary elements, the Digital Signal Processor ("DSP") and Applications Processor. The DSP provides all telephone line and voice interfaces in the phone including voice decompression from stored compressed voice files; high-speed modem; call progress tone detection and generation; DTMF detection and generation; management of audio functions; and provides interfaces for the handset and phone line. In addition, the Telephone Module contains the features and functions that are provided with our microprocessor-based payphone electronics. The Application Processor provides extensive I/O interfaces for the coin scanner, coin escrow, keypad, speed-dial buttons, hook switch, alarm switches, card reader and the Content Delivery Processor components of the Grapevine terminal.

      The Card Reader Module provides the card reader functions, the IrDA port functions and the PC data port functions. The card reader is designed to support magnetic stripe cards, memory IC cards and microprocessor smart cards, two (2) Security Access Modules (SAMs) in the standard configuration and an additional four (4) SAMs for advanced electronic commerce and loyalty programs in which multiple purses are required. The IrDA Port is mounted on the Card Reader Module and is connected to the Content Delivery Processor. The IrDA port provides a high-speed data interface for hand-held devices supporting an IrDA port, such as PDAs, wireless phones and laptop computers. It can be used to transfer data such as e-mail between these devices and the Grapevine terminal. The PC data port is an industry standard connector mounted on the Card Reader Module and is connected to the Telephone Module. The PC data port is used to provide a standard phone connection for higher-powered portable devices, such as laptop PCs, to enable the consumer to access a high-speed persistent connection to Internet services and other networks.

      The e-Prism Management Server Network and Software System. The e-Prism Server Network is a comprehensive system of servers for "back office" support and content management to drive the Grapevine terminals and services delivered to consumers. The e-Prism proprietary software system manages the terminals and is designed to tailor advertising messages, sponsor-paid content and information delivered to the Grapevine terminals, to manage sending and receiving e-mail, and to manage, bill and clear smart card and electronic commerce transactions made at the terminals. Additionally, the e-Prism system is designed to offer full service capabilities, including reports on usage and provisioning and reports on performance measurements for all services.

      The e-Prism system is currently comprised of the e-Prism Phone Server, the e-Prism Content Server and the Report Generator Server located at our Service Bureau Data Center. The e-Prism Phone Server manages phone data such as coin collections, maintenance and diagnostic alarms and performance of the telephone functions of the terminals. The e-Prism Content Server manages content data, the delivery of advertising and sponsored information content to the terminals and reports content display performance. The Report Generator Server is used to report information to PSPs and advertisers. As our Grapevine terminals are deployed, our e-Prism service bureau network servers will be expanded as needed. Also, the network will be expanded to include regional servers throughout the United States and Canada, which will be used as polling engines and local download managers, which will provide our customers/partners with the direct ability to provision Grapevine terminals and to obtain data and reports.

      The e-Prism system manages terminal data, site data, customer data, advertising agency data, advertisements and advertising categories and provides the ability to filter advertisements based on sites and advertising categories. In addition, the e-Prism system provides the ability to retrieve remotely all telemetry data, including call records, alarm data, cash box data, programming information, maintenance and diagnostic data, and advertising data including the number of times each advertisement is displayed, the number of times each advertisement is displayed while the terminal is in use, the number of times the advertisement auto-dial feature is used and the related date/time ranges. The system also provides the capability to download advertising and content data, including images, messages, advertising format type and display duration. In addition, the system provides the ability to remotely download changes to operating software to both the Telephone Module and Content Delivery Module. The e-Prism system is able to store a month of telemetry data in its operational database and provide reports on the data. The system also replicates the data in a separate reporting database for analytical reporting.

      The regional servers, which will be located in regions of up to 35,000 deployed Grapevine terminals, will be used by our customers/partners to provision the Grapevine terminals and to obtain call detail records and coin collection, cash box and maintenance and alarm reports. They will have polling engines and local download management functions associated with the Phone Server. Regional servers will also have the content caching associated with the Content Server to store and download advertising content to the Grapevine terminals. The regional servers will act as repositories for content from which a Grapevine terminal draws information.

      Advertising Services. We are in the initial stage of implementing our advertising services. The advertising sales team is planned include each customer/partner, information aggregators and our advertising support team. The advertising sales team will establish the sources of advertising on Grapevine terminals. Formatted content is e-mailed to our content creation group by advertisers, other team members, or their representatives. Our services include the reformatting of content for delivery to the Grapevine terminals from our network service bureau, the loading of content into the Content Server and the downloading of content to Grapevine terminals designated by the other advertising team members. Our content creation team in conjunction with the other advertising sales team members establishes the appropriate delivery schedules and delivery format, by vertical market or customer. To monitor quality of service and report to the advertisers, our customers/partners have access to reports for retrieval of details regarding content delivery and reporting. Presently, we are capable of providing static, passive JPEG/GIF advertising and content images. Capability to provide animated advertising images and MPEG images is presently under development.

      Advertisements downloaded to Grapevine terminals rotate continuously, 24 hours per day. Presently, we provide the ability to display up to 40 advertisements, each 5 to 10 seconds in duration. However, the number of advertisements, their duration and the number of frames per advertisement on a per terminal basis can be modified to meet the requirements of advertisers, our customers/partners, or information aggregators. Selective downloads of additions or changes to advertisements as well as bulk content downloads on a terminal-by-terminal basis are also available. Advertising content is downloaded periodically via modem and displayed on a timed schedule. Grapevine terminals display advertising that is stored in the terminals themselves. The ability to use speed dial numbers for connection to the call centers of advertisers via voice is also available.

      e-Prism Terminal Management Services. Our e-Prism terminal management services, consisting of a variety of necessary support functions to successfully manage and maintain Grapevine terminals, are also in the initial implementation stage. These services consist of: Content Management Services, Phone Management Services, Network Server Management Services, Application Development Services and Content Creation Services, including all of the necessary support functions.

      e-Prism Content Management Services focus on the management and delivery of the content (advertising and information) to the entire Grapevine terminal network. These services include media contract administration, including media scheduling, development of display templates and specifications and the associated reporting; media management, including downloads, updates, trial tests and termination; interactive reporting on advertising, including standard reports on active impressions, speed dial contacts, and direct dials to the
sponsors;   and  help  desk  functions  for  media  specifications  and  content questions.

      e-Prism Phone Management Services focus on the management of basic phone functions and reporting on the Grapevine terminal network. These services include interactive reporting on phone functions including call detail records and cash collection data, maintenance data and alarm data; downloads of terminal software and changes to regional servers; terminal polling through the regional servers; and help desk functions for phone operation and maintenance questions.

      e-Prism Network Server Management Services focus on the development, management, and maintenance of the server network system. These services include designing, configuring, installing and managing the e-Prism Management and Content Data Center network; establishing, maintaining and managing network user security parameters; monitoring and improving network performance; managing network and database backups and disaster recovery; managing the database; regional server help desk functions; designing, configuring and installing regional servers; establishing high-speed links between regional servers and the data center; and configuring software for data center applications, terminals and regional servers.

      e-Prism Application Development Services focus on developing interactive consumer applications and information services that maximizes value to the paying sponsor and increases terminal traffic. These new applications would be available as they are released. These services include development of enhanced functions, such as animated advertising and MPEG video files and development of information services that attract end-users. This includes adding new functions and interactive features that bring value to the end-user. We would attempt to develop and release new applications such as e-commerce, wireless phone docking station and advanced e-mail services as new technologies present additional service and revenue opportunities.

      Content Creation Services focus on creating, adding, moving and changing interactive local consumer advertising and information display screens for Grapevine terminals in different geographical deployments. The advertising and information screens would be made available to the paying sponsor and our customers/partners as they are released. These services include reformatting Internet-based content and coordination with advertisers and advertising agencies on finished products before they are released. Most of this content is generally considered static, since it does not change its format more than daily and can, therefore, be handled by our Content Creation team. Content, such as financial results, which must be updated more frequently, will come from an information aggregator and be reformatted for delivery on our network.

      We also intend to provide smart card marketing and support to create consumer promotions and loyalty programs for advertising customers such as fast-food chains. Smart cards will provide the ability to personalize content and e-mail delivery to the consumer at nominal or no cost, which is established by the customer/partner based on advertising and sponsorship revenues. Customers/partners, hotels, executive clubs and other site owners will be able to brand their specific or general programs to create awareness. Smart cards will also provide secure customer profiles that will enable us to deliver personal speed-dial directories, personal e-mail addresses, personalized stock portfolios and secure electronic commerce transactions for the consumer. We plan to establish a membership group for personalization, with a specific card-based and 4-digit personal identification number ("PIN") for each member. To access personalized information at any Grapevine terminal, the Grapevine Club member would insert a designated card and lift the handset to enter a PIN. The member's directory or menu would then appear on the Grapevine terminal's visual display.

Sales, Revenues and Distribution

      General. We market our products and services to the public communications or "payphone" industry and we focus our selling and marketing efforts on regulated telephone companies including GTE and the RBOCs, AT&T, large independent PSPs and our distributors who serve the smaller PSPs. We also market our products and services internationally focusing on foreign markets undergoing deregulation, including Canada, South America, Central America, Africa and the Far East, and on PSPs that are affiliated or owned by the RBOCs and those licensed to compete against the PTTs. We are focusing our selling and marketing efforts on the PSPs that control the majority of the payphone terminals in service in the United States, including SBC Communications, Inc., Bell Atlantic, Inc., GTE, BellSouth Corporation, US West, AT&T and Davel Communications, Inc. and to Canada Payphone Corporation ("CPC") in Canada. Our marketing activities principally include advertising in trade publications, participation at industry trade shows and hosting seminars and training programs for our customers.

      We have historically earned the majority of our revenues from the sale of our microprocessor-based payphone electronics, payphone terminals and components and from repair and refurbishment services. In the future, we believe that the majority of our revenues may be earned from sales of Grapevine terminals and recurring revenues from services related thereto, including a percentage of out-of-home advertising revenues generated by the terminals. However, there can be no assurance in that regard. We believe that a majority of out-of-home media expenditures are concentrated among only a few types of advertiser segments that lend themselves to the Grapevine media. We also believe that companies within these segments will find the unique features of the Grapevine media attractive with high value demographics, changeable advertisements, and the ability for the consumer to place an order.

      Our Grapevine Terminal Revenue Strategy. We intend to enter into strategic alliances with the PSPs, as customers/partners, that control the majority of the installed payphone base in the United States. We have already formed a strategic alliance with CPC, believed to be the second largest growing public communications service provider in Canada. We also intend to enter into strategic allowances with information aggregators and providers such as Lycos, MyWay/CMGI and Amazon.com to deliver content and information to our e-Prism data center and service bureau for delivery to the Grapevine terminal network. These customer/partners and information aggregators would have the primary responsibility for the selling and marketing activities directed at advertisers and sponsors. We are building a team of sales and marketing professionals whose efforts are focused on establishing the Grapevine brand, educating consumers about the features and benefits of our Grapevine services and developing awareness of the Grapevine advertising medium. The advertisers and sponsors will include national, regional and local accounts and their agencies. We believe that regional and local advertising represents an attractive and underserved market opportunity. In the Internet world today, spending by local businesses is a very small percentage of their overall advertising expenditures. We believe that our directory-based integrated content, information and commerce services provide a platform for targeted and differentiated local advertising solutions that may be of substantial appeal and generate tangible economic benefits to local businesses. We also intend to establish relationships with direct marketing companies to sell local advertising and information through mail and telephone solicitation.

      The Grapevine terminal advertising medium competes within the out-of-home and interactive media markets. With the Grapevine medium, we are targeting both the branding and response-oriented advertising media market segments and those advertisers that sponsor content and information services. These advertisers place a high value on reaching target demographics at less cost or more effectively than competing media. Sponsors seek to reach the consumer while they are in a decision or purchase mode and we believe that the Grapevine terminals provide this capability.

      Based on the advertising industry standard that values each 1,000 impressions made (referred to as CPM, or cost-per-thousand), we believe that advertising and sponsorship on Grapevine terminals can be compared with other out-of-home media that generate advertising revenue, per advertisement, ranging from $10 to $70 per CPM. We believe that our Grapevine terminals offer content sponsors several unique advantages over other out-of-home media targeted at "on-the-go" consumers. First, Grapevine terminals offer interactive capability and measurement in a market that traditionally relies on passive advertising impressions. We believe that advertisers may pay a premium for captured attention and reporting. Second, Grapevine terminals offer public access to interactive services and advertising that today is only available through the Internet in homes or offices or publicly through cumbersome Internet kiosks. Third, service providers and advertisers will be able to target content delivery to specific markets and demographics, some of which cannot be addressed by traditional out-of-home medium, such as colleges. Fourth, Grapevine terminals, through the e-Prism system, are designed to offer the ability to change the actual message, schedule advertisements around special promotions or sales, and coordinate message delivery around specific times of the day without large set-up and installation costs.

      The Grapevine terminals are also designed to accommodate loyalty programs and promotions for individual customers, such as a national fast-food chain or a consumer products firm, using smart chip card purses issued to consumers and used for an array of applications that can be managed by our e-Prism back-office systems. Our sales strategy is to focus on national accounts that could benefit from such loyalty or promotional programs. We believe that our customers/partners will lead the efforts to secure banner and rotating advertisements and sponsorships. We also believe that we will be able to establish strategic relationships with major information aggregators that will also assist in the efforts to secure banner and rotating advertisements and sponsorships. Each major U.S. information aggregator has hundreds of advertising salespeople, and the PSPs are expected to use similar sales tactics as those used when they sold Talking Yellow Pages advertising in the 1990s. Pricing policies are expected to remain consistent with existing advertising industry rates.

      As the PSPs seek a reinvention of their businesses, we believe that we are positioned to retain our long-standing relationships with these customers as partners in our new specialized service delivery business based on our Grapevine Internet terminal appliances with state-of-the-art back-office phone, content, card and e-commerce management capabilities. We intend to be involved in the advertising and information delivery business in this public market by leveraging our business arrangements with these customers/partners. We believe that we have a nine to twelve month product and business development lead in non-PC, PDA-like Internet terminal appliances for this market.

      Target  markets for Grapevine  terminal  installations  are  high-traffic, indoor payphone locations determined by revenue levels and our customers/partners strategic accounts. These markets include airport concourses; transportation centers, such as truck stops and train stations; convention centers; hotel and airline lounges; shopping malls; and other high traffic locations such as fast-food chains, factories and gas stations.

      Our market strategy is to move into a different public communications market space, which associates us with Internet media, advertising and services as an Application Service Provider ("ASP") with specialized service offerings oriented to the public consumer and personalization for the business traveler on-the-go, and to become the dominant niche player within this market sector. We believe that the addressable public communications market in the United States for wall mounted Grapevine terminals ranges from 400,000 to 600,000 units, representing the indoor market sector of the estimated total 2-million payphone sites in operation today. In addition, we believe that there are two other addressable market sectors, the U.S. desktop market sector of an estimated 750,000 units and the international indoor market of an estimated 250,000 units, primarily in Western Europe and Latin America.

      Our mission is to be a universal provider of technology-enhanced content, e-mail and commerce services for public communications networks, while cultivating diverse advertising revenue sources. The Grapevine business model is based on our ability to team with our customer/partners and operate as an ASP. We intend to sell our Grapevine Internet terminal appliances to our customer/partners at a price that enables deployment in quantities four to six times greater than Internet kiosks. This strategy provides a modest margin on each terminal. In addition, we intend to license our software and provide service support for the phone, content and enhanced services from a central data center on a monthly fee basis. We also intend to introduce and operate the delivery of specific advertisements, information, e-mail, electronic commerce and other new services for a percentage share of the revenues earned by our customers/partners. We believe that our planned service business can generate significant recurring revenues as the deployment of Grapevine terminals increases, although there can be no assurance in that regard.

      We intend to provide content and services with broad appeal to consumers that will increase the value and functionality of our services. We believe that consumers place a premium on content that is relevant to their everyday lives and that they will, therefore, increase the frequency and duration of their usage of our Grapevine terminal appliances to access such content. We are focusing our efforts on location-specific coverage with local content for targeting local demographics. We are also focusing our efforts at providing personalized information and services, such as e-mail, that have the potential for targeted advertising or commerce opportunities. By regularly adding and integrating new and useful content, we believe we can drive increased traffic to our public communication customer/partners and generate additional revenue opportunities for them and us. The link to the site owners is almost exclusively through the PSPs. However, we also plan to direct our sales and marketing efforts towards these site owners and create a pull sales process from the site owners to the PSPs.

      We believe that the key to the advertising value of the Grapevine terminals is built on the media's targetability, sensory intensity and interactivity, and we believe that the Grapevine terminal is positioned high on all three quadrants creating a high value medium for advertisers. Our electronic interactive advertising and information delivery capability targets specific demographics (gender, age, ethnicity), psychographics (interest or mind set) and geography (location specific). The benefits sought by advertisers include sensory intensity (sight, sound and motion); targeting (reaching consumers with efficiency and at a justifiable cost); interactivity (personalized two-way communications with the target consumers); measurement (to validate consumer response by management from the e-Prism back-office); and critical mass (sufficiently large consumer base to support brand marketing efforts). The degree of sensory intensity, targeting and interactivity influences the medium's selling price. Media platforms, such as Grapevine terminal appliances, are analyzed based on their ability to link advertising impressions to consumer behavior, such as soft key strokes and electronic commerce purchases. In addition, we believe that the development of personalized relationships with member consumers will command premium advertising impression prices for our Grapevine terminals.

      By providing a general package of information available free of charge to all consumers, we believe that consumers will begin to value the benefits of detailed and instant information from our Grapevine terminals, and that we will be able to promote personalization services. After we begin these personal services, we intend to continue to promote more expansive and valuable capabilities. For example, a recent Jupiter Communications study indicates that e-mail is a high-use, highly-sought service for "on-the-go" consumers, followed by local events, on-line directories and news, all of which are achievable on our Grapevine terminals. Also, we believe that the availability of an IrDA port enables our Grapevine terminals to become a universal "docking station" for portable PDAs, for which an ever-increasing amount of new services can be offered.

      We believe that electronic commerce will continue to grow as an increasing number of consumers embrace Internet-based platforms for evaluating, selecting and purchasing goods and services. In cooperation with information aggregators, financial service providers and e-ticketing providers (such as airlines and theaters) we intend to start offering some electronic commerce capabilities in 2001. We believe that Grapevine terminal shopping would be a valuable service for all consumers on-the-go, and that these services, including features to select from on-line stores and catalogs, could be made available from any Grapevine terminal.

      Our Payphone Business. We sell our products directly through our sales personnel and through distributors that are supported by our sales, engineering and technical support personnel. Our direct sales force consists of a staff of six sales managers and four sales engineers. We presently have four distributors in the United States and representatives/distributors in certain foreign markets, including Venezuela, Argentina, Nigeria and Chile. All of our sales to foreign markets are export sales. We do not presently have any foreign operations.

      We generally enter into non-exclusive sales agreements with our customers, that include, when applicable, non-exclusive licenses to use our proprietary operating systems and payphone management software systems. Our agreements with the RBOCs generally have terms ranging from one to five years, are renewable at the option of the customers, and contain fixed sales prices with limited provisions for price increases, but do not generally specify or commit the customers to purchase a specific volume of products. Also, these agreements generally contain clauses that require us to provide prices and other terms at least as favorable as those extended to other customers and indemnify customers against expenses, liabilities, claims and demands resulting from our products, including those related to patent infringement. These agreements may generally be terminated at the option of the customer upon notice, or if we default under any material provision of an agreement. Our agreements with other PSPs generally set forth product pricing and terms for specified purchase volumes, and include provisions that enable us to change prices upon thirty (30) to ninety (90) days notice. Agreements with our international customers generally set forth the pricing and terms for specified purchase volumes, and sales prices are generally fixed with respect to volume stipulated in the agreements. Our customers are not prohibited from using or reselling competing products and are generally not required to purchase a minimum quantity of products, although our price lists and agreements offer discounts based on volume. All purchase orders from customers are subject to acceptance by us. Our policy is to grant credit to customers that we deem creditworthy. In addition, we have historically provided limited secured financing with terms generally not exceeding 24 months and interest charged at competitive rates.

      Sales of our payphone business reflect the acquisition of the public terminal assets of Lucent Technologies Inc. (the "Lucent Assets") on September 30, 1997 and the purchase of Technology Service Group, Inc. ("TSG") on December 17, 1997. Information with respect to sales of our payphone products and services, which include sales related to the acquisition of the Lucent Assets and the purchase of TSG from the dates of the transactions, for the years ended March 31, 2000, 1999 and 1998 is set forth below:

                                                                2000            1999             1998
                                                              --------        --------         --------
                                                                          (In Thousands)
 Payphone terminals                                           $ 12,896        $ 23,758         $ 22,920
 Electronic modules and kits                                    15,056          18,790           10,436
 Components, assemblies and other products                       5,804          12,200           10,070
 Repair, refurbishment and upgrade services                     12,363           9,895            2,285
 Other services                                                  1,098             620              539
                                                              --------        --------         --------
                                                              $ 47,217        $ 65,263         $ 46,250
                                                              ========        ========         ========

      Sales of our payphone business by geographic region for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                                2000            1999             1998
                                                              --------        --------         --------
                                                                          (In Thousands)
United States                                                 $ 40,935        $ 57,583         $ 37,051
Canada                                                           2,773           3,197            2,012
Latin America                                                    3,023           3,943            6,168
Europe, Middle East and Africa                                     410              41              195
Asia Pacific                                                        76             499              824
                                                              --------        --------         --------
                                                              $ 47,217        $ 65,263         $ 46,250
                                                              ========        ========         ========

      Our Grapevine Internet Appliance Business. We intend to sell our Grapevine terminals and enter into strategic customer/partner relationships through our sales, marketing and business development executives with support from the direct sales force of our payphone business. We intend to develop the awareness of the Grapevine advertising medium and assist our customers/partners, who will have the primary responsibility for the selling and marketing activities directed at advertisers and sponsors, to sell display and banner advertising through a direct specialized advertising sales force which presently consists of one sales manager. We started the development of the Grapevine technology and our service business in October 1998 and deployed the first Grapevine terminal in a controlled test location in December 1999.

      We have entered into an agreement with CPC that provides for the sale of 45,000 Grapevine terminals over a five-year period at stipulated prices that are subject to change annually based on inflation. The agreement provides CPC with the exclusive right to deploy and market our Grapevine terminals in Canada provided CPC complies with the terms and conditions of the agreement. The agreement stipulates the per-terminal license and management services fees and the percentages of advertising, e-commerce and other new revenue sources to be paid to us. The initial deployment of our Grapevine terminals by CPC began in April 2000.

      Our Grapevine terminals and specialized phone and content management services are currently in trials with one of the RBOCs and with one of the IXCs. We hope that we will be able to enter into strategic alliances for the commercial deployment of Grapevine terminals by each of these customers/partners when they complete the initial application and market test phase. We also intend to pursue other strategic alliances with the other PSPs that control the rest of the majority of the installed base of payphone terminals in the United States. We expect to begin full deployment of our Grapevine terminals with the customers/partners presently in trials, as well as with other PSPs, in the third and fourth quarters of calendar year 2000. However, there can be no assurance in that regard.

      We expect to install 300,000 to 500,000 of our wall-mount Grapevine terminals over the next five years, in cooperation with our customers/partners. A similar opportunity exists with our desktop terminal appliance, which will be targeted for installation in airline and hotel lounges, and up-market hotel rooms. However, there is no assurance that our Grapevine terminals will be accepted in the market or that they will be deployed in the quantities we expect.

      The critical factors necessary for the success of our Grapevine Internet terminal appliance business are to:

      o Establish strategic alliances and enter into supply agreements with the targeted customers/partners in the U.S.;

      o Establish the Grapevine network as a new, valuable advertising media;

      o Establish strategic alliances with information aggregators, content providers and others who have a commitment to the non-PC based appliance industry;

      o     Emphasize   service,   support  and   technological   innovation  to
            differentiate  us from wireless phone and Internet kiosk vendors;

      o Focus on delivering value to consumers through services they want, and expanding and improving offerings to remain ahead of competitive alternatives;

      o Expand our sales and marketing efforts and assist our customers/partners in their sales and marketing efforts, including the development of relationships with others to sell advertising; and

      o Leverage our infrastructure to create a shared services operation to control expenses and development costs.

      Our Grapevine terminal appliance business is still in the development stage. Accordingly, revenues from our Grapevine terminal appliance business were not significant during the year ended March 31, 2000. All shipments of Grapevine terminals to US-based customers/partners were made under trial agreements. Sales of Grapevine terminals to CPC shipped in March 2000 approximated $78,000. We did not receive any revenues from license and management services fees or from advertising contracts during the year ended March 31, 2000. Our first advertising order was received in April 2000.

      Dependence on Customers. During the years ended March 31, 2000 and 1999, one customer (Bell Atlantic, Inc.) accounted for 39% and 20%, respectively, of our consolidated sales and revenues. During the year ended March 31, 1998, no single customer accounted for 10% or more of our consolidated sales and revenues. Our domestic distributors accounted for approximately 7%, 7% and 5% of our consolidated sales and revenues during the years ended March 31, 2000, 1999 and 1998, respectively.

      Telephone companies (primarily RBOCs) accounted for approximately $27.2 million, $32.5 million and $16.0 million of our consolidated sales and revenues during the years ended March 31, 2000, 1999 and 1998, respectively. Sales to other PSPs including foreign customers accounted for approximately $20.1 million, $32.8 million and $30.3 million of our consolidated sales and revenues during the years ended March 31, 2000, 1999 and 1998, respectively.

      We believe that the large PSPs will account for the majority of our sales and revenues in the years ahead. Accordingly, the loss of one or more of these customers or a significant decline in volume from one or more of these customers could have a material adverse effect on our sales, revenues and business.

      Other Strategic Alliances. We have entered into an agreement with Caribbean Hotel Services, Incorporated ("CHS"). Under the agreement, we agreed to manufacture CHS's desktop video payphone terminal on an exclusive basis. The Company believes that this alliance could generate meaningful revenues in the future, although there can be no assurance in that regard.

      We began marketing operator services cooperatively with a large domestic operator service provider during the latter part of fiscal 1998. Under our program, we have marketed operator services to domestic PSPs at agreed upon unbundled rates. Call revenues, net of agreed upon charges for the operator services, and our administrative fees, are payable to the PSPs utilizing the program. We believe that the program offers revenues to PSPs from operator-assisted calls competitive with other domestic operator service providers. Our sales revenues from these operator services programs approximated $930,000, $244,000 and $101,000 during the years ended March 31, 2000, 1999 and
1998, respectively.

Research and Development

      Our research and development activities during the last two years were focused on the development of our Grapevine terminal appliances, related embedded operating software and e-Prism management software systems. Our research and development efforts in the payphone business have been focused on wireless applications and expansion of software product features. During fiscal 2000, we expended approximately $10.1 million in research and development activities, including approximately $3.6 million in capitalized software development costs, and we estimate that approximately 80% of these expenditures related to our Internet appliance business. During fiscal 1999, we expended approximately $6.8 million in research and development activities, including approximately $639,000 in capitalized software development costs, and we estimate that approximately 25% of these expenditures related to our Internet appliance business. Our research and development expenditures approximated $4.6 million including capitalized software development costs of approximately
$100,000 in fiscal 1998 and consisted primarily of development of payphone terminal equipment and related software, management software systems and other products.

      We believe that research and development is important to the continuation and enhancement of our competitive position and to expand the size of our addressable market. We also believe that our research and development expenditures will continue to represent a significant percentage of our sales and revenues in the future. Our ability to adequately fund future research and development is dependent upon our ability to generate sufficient funds from operations or external sources.

      We intend to continue to make significant investments in the development of our Internet appliance business. Research and development expenditures in our payphone business will consist primarily of sustaining our payphone products, software and services. We also plan to develop our e-Prism software systems to communicate with and manage all of our payphone terminals as well as terminals manufactured by our competitors and offer payphone management services as part of our service offering.

      Our  research  and  development   activities  are  presently   focused  on
development of the content features of our Grapevine terminals, application services, specialized service offerings oriented to the public consumer and content personalization for the business traveler on-the-go. These activities surround the development and implementation of persistent communications connections, expanded content delivery capabilities, regional network servers, a card validation platform, loyalty programs, voice advertising, interactive personalized information, personalized e-mail, e-mail voice attachments, IrDA access, PDA e-mail upload/download capability, text to speech e-mail capability on the telephone handset, MPEG film clips display capability and WAP links to wireless phones through the IrDA port.

      We also intend to purchase and develop card management, billing, voice advertising and e-mail servers that will be the enabling platforms and associated software for magnetic stripe and smart card management and other key attributes to our Grapevine business strategy. These servers are intended to have a broad range of applications pertinent to the continued development of our public communications network services with capabilities, including, among others, the following:

      o     Real   time   credit   card    authentication    and   fixed   limit
            transaction/call charging;

      o Personalization services with differentiation of content by consumer and managing ranges of consumer profiles accessible by personal card and PIN;

      o e-mail voice attachment sending to one or more of a personalized list of e-mail addresses, and e-mail downloading to the display on any Grapevine terminal;

      o Profiling of members' preferences and contact data for any and all personalized services offered on the Grapevine terminals;

      o Loyalty points management, in conjunction with smart chip card usage, allowing basic multi-application crediting and debiting of awarded points and/or cash by adding a software loyalty package to the card database as defined in specific applications required by customer/partners;

      o Prepaid transaction/calling card services to resellers and consumers further increasing the use of Grapevine terminals; and

      o Whispering advertising slots into calls-in-session, or at the initiation of a call from the handset, subsidizing phone call charges through sponsorship.

Licenses, Patents and Trademarks

         We own ten United States patents relating to payphone components, smart payphone electronics and other technology, which expire between April 2010 and May 2014. We have filed twenty-four patent applications related to various aspects of our Grapevine technology, designs and implementations in an operational environment. Additional patent applications are in preparation on other features of our

Grapevine technology. Patents with respect to our Grapevine technology may not be granted, and, if granted, they may be challenged or invalidated. If we are not successful in obtaining the patent protection we seek, our competitors may be able to replicate our technology and more effectively compete with us. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.

      We also own several service marks and trademarks used in the operation of our business and have applied for registration of other service marks and trademarks, including "Elcotel" and "elcotel.com" and our Grapevine logo in the United States and in other countries. However, there is no assurance that we will be successful in obtaining the service marks and trademarks that we apply for or that they will be valuable.

      Although we believe that our patents, service marks and trademarks are important to our business, we do not believe that patent protection, service marks or trademarks are critical to the operation or success of our business. While we do not believe that we are infringing on the patents of others, there can be no assurance that infringement claims will not be asserted in the future or that the results of any patent-related litigation would not have a material adverse effect on our business.

      To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents and patent applications, trade secrets, confidentiality agreements with employees and third parties, and protective contractual provisions. Our employees have executed confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential content providers and affiliates regarding our business and technologies, we generally require that such parties enter into a non-disclosure agreement. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the respective rights and obligations of the parties include provisions for the protection of our intellectual property rights. In addition, we license the use of our proprietary software and designs through licensing agreements and provisions in our sales agreements, and the agreements and provisions are designed to prevent duplication and unauthorized use of our software.

      Despite our efforts to protect our intellectual property rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We have filed two patent applications in foreign countries, but we do not currently have any patents in any foreign country. In addition, others could possibly independently develop substantially equivalent intellectual property.

      Companies in the computer and service provider businesses have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of other parties. From time to time, we have received, and may receive in the future, notice of claims of infringement of proprietary rights of other parties. Any such claims could be time-consuming, result in costly litigation, divert management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be materially and adversely affected.

      We license certain technologies, patents and other intellectual property rights from third parties under agreements providing for the payment of royalties. Royalty expense during the years ended March 31, 2000, 1999 and 1998 approximated $319,000, $220,000 and $86,000, respectively.

Assembly and Sources of Supply

      Subcontractors and established contract manufacturers assemble our payphone electronic circuit board assemblies, our Grapevine terminals and many other products in accordance with our designs and specifications. The subcontractors and contract manufacturers are generally responsible for purchasing the electronic and mechanical components for our circuit boards, electronic assemblies and products from external suppliers. These suppliers must be selected and/or approved by our design engineering and manufacturing operations, which are also responsible for designing and procuring any specialized tooling required by suppliers to manufacture any custom components, such as the mechanical components of our Grapevine terminals. Our selection and/or approval of suppliers are based on quality, delivery, performance and cost. Design engineering attempts to utilize components available from several manufacturers, as well as avoiding single source component restraints. However, occasionally it is necessary to use a single source component and we currently have several items in this category. While we believe that we could find alternative suppliers for our components, or in the case of single source components, substitute other components for the ones currently used, our operations could be adversely affected until alternative sources or substitute components could be obtained or designed into our products. In addition, we believe that we could use alternate subcontractors, if necessary, with minimal interruption to production, since there are many suitable subcontractors and manufacturers capable of manufacturing and assembling our products. Also, we generally own any specialized tooling and equipment required for these manufacturing and assembly operations. However, our operations could be adversely affected until alternative sources could be developed.

      A foreign supplier manufactures and/or assembles products that we acquired in connection with the acquisition of the public terminal assets of Lucent Technologies Inc. We have entered into an agreement for the assembly of our Grapevine terminals with a local contract manufacturer. These arrangements generally include provisions regarding prices, changes in prices based on the cost of materials, orders and delivery, quality and payment, but do not include any minimum purchase commitment.

      Our repair and refurbishment operations are located in a 53,400 square foot manufacturing facility in Orange, Virginia. We also assemble and test payphone terminals and components at this facility. Our operations are designed so that production volumes within certain limits could be readily increased.

      Our payphone terminals are offered in various configurations based upon the GTE style housing, the Western Electric style housing and various custom designed housings, including the Grapevine terminal Valox(TM) plastic and steel reinforced housing. One principal supplier supplies GTE style housings; however, alternative suppliers providing essentially equivalent housings are available. We acquired tooling to manufacture the Western Electric style housing as part of the acquisition of the public terminal assets of Lucent Technologies Inc. during the year ended March 31, 1998 and our foreign subcontractor manufactures these housings. We have also established alternative suppliers providing essentially equivalent housings. Custom designed housings are generally available from sole sources. While we believe that we could find alternative suppliers for such housings, our operations could be adversely affected until alternative sources could be obtained.

      Our terminals are supplied with coin mechanisms that may be unique to a particular configuration or that may be supplied by a sole source. We acquired tooling to manufacture the AT&T electronic coin scanning mechanism as part of the acquisition of the public terminal assets of Lucent Technologies Inc. during the year ended March 31, 1998 and our foreign subcontractor manufactures these assemblies. The other coin mechanisms we use are available from various sole sources. We believe that we could redesign our products to use other available coin mechanisms, develop alternative suppliers for such assemblies, or use or develop essentially equivalent assemblies. However, if a shortage or termination of the supply of one or more of the electronic coin mechanisms were to occur, our operations could be materially and adversely affected.

      Our circuit board assemblies are subjected to various automated tests and defect-inducing processes to improve their quality and reliability. After testing, the circuit board assemblies may be installed in and tested as a terminal and shipped to the customer or packaged separately and shipped for customer installation. Our service organizations in Sarasota, Florida were ISO 9002 certified in December 1995 and we are currently pursuing ISO 9002 certification for our Orange, Virginia manufacturing and service organizations and ISO 9001 certification for our Sarasota, Florida operations.

Warranty and Service

      We provide product warranties ranging from one to three years on products we manufacture and a warranty ranging from ninety (90) days to one year on terminal equipment that we repair, refurbish or upgrade. Under our warranty program, we repair or replace defective parts and components at no charge to our customers. After warranties expire, we provide non-warranty repairs and services for a fee. Our distributors are also authorized to repair our products.

Backlog

      Our backlog is subject to fluctuation based on the timing of the receipt and completion of orders. The Company calculates its backlog by including only items for which there are purchase orders with firm delivery schedules. At May 31, 2000, the backlog of all products and services on order was approximately $5,328,000 compared with a backlog of approximately $5,877,000 at May 31, 1999. Our backlog at any given date is not necessarily indicative of future revenues.

Competition

      Our Internet Appliance Business. Our Grapevine terminal appliances face competition from other fixed location terminals such as Internet kiosks, conventional payphones and wireless products. We believe that our Grapevine terminal appliances are products that have superior features as compared to both Internet kiosks and traditional payphones. Internet kiosks permit users to surf the Internet in a public access setting at their leisure. We believe that many users are intimidated by the kiosks, and find them to be cumbersome and difficult to use. As a result, we do not believe that these kiosks effectively respond to the emerging needs of consumers for easy, simple and widespread public access content connectivity. Once a kiosk is in use by a customer, they tend to stay on the terminal for a very long time, which makes them less valuable as an advertising vehicle than a higher user turnover product which we believe the Grapevine terminal will be. In addition, Internet kiosks are larger than conventional payphones, cost three to six times more than our Grapevine terminals and are not a cost effective replacement for installed payphones. Further, Internet kiosks have limited ability to offer local services without extensive Internet surfing. The Internet kiosk sector has over 50 suppliers, most of which have not penetrated long-term markets such as telephone company public communications groups. However, most of these firms have financial, management and technical resources substantially greater than ours. In addition, there are many other firms that have the resources and ability to develop and market products and services that could compete with our Grapevine terminals and related services. Also, there are many other firms that have the resources and ability to develop and market Internet terminal appliance products and services that could compete with our Internet terminal appliance products and services.

      Traditional payphones are losing market share and profits due to the growth of cellular phone usage and the growth in dial-around programs. We believe that our Grapevine terminals will offer PSPs the ability to generate revenues that are two to four times greater than those available from a traditional payphone. Although traditional payphones are expected to compete effectively in low traffic and outdoor locations, we believe our Grapevine terminals will outperform traditional payphones in high use indoor locations.

      We believe our Grapevine terminals are positioned to effectively compete against cellular competitors. We believe that we have a twelve to eighteen month lead over cellular competitors on the delivery of location-based services. We believe that location-based services will require cellular operators to make new infrastructure investments. Today, cellular operators have adopted a flat-rate pricing methodology to sell excess capacity available on their network. Once the minutes are gone they are gone forever. So the cellular operators are willing to sell minutes at a flat rate to induce higher usage to increase total revenues and increase customer loyalty. However with increased infrastructure purchases to offer location-based services at higher transmission speeds, we believe that the cellular community will charge premium prices for these location-based value-added services. In addition, we believe the quality of the audio and visual content will be superior with a fixed based line feed than what will be available from the cellular community. Our Grapevine terminals offer a value proposition for cellular users because we believe many if not all of these location-based services will be provided throughout the Grapevine terminal network at "No Charge" to the consumer.

      The primary competition for traditional out-of-home media is billboards, transit and in-store visual displays. In addition, our Internet appliances compete for potential advertising and e-commerce revenues, directly or indirectly, with online service providers, such as AOL, Earthlink and Microsoft, Internet portals, such as Lycos and Yahoo!, and manufacturers of other Internet appliances and PDAs. The primary competition for public access interactive media includes TelWeb/Schlumberger, I-Magic and others. Further, existing content providers, such as Double Click, Flycast, 24/7 and AdSmart may target public access as a natural evolution of their Internet-based business. In the application service provider market, the Company expects to face numerous competitors. The Company expects competition from other public Internet appliances, whether PC or non-PC, and back-office management software from potential future vendors and service providers, including European public terminal vendors such as Landis & Gyr and Schlumberger, Protel, Internet kiosk vendors such as Ascom/King, NetNearU and Lexitech, interactive television terminals with Internet access, and limited-feature devices.

      We believe that the primary competitive factors in the market for public interactive Internet appliance content and services are:

      o the ability to deliver content having broad appeal, which is likely to result in increased consumer traffic and brand name value for the information content aggregator and advertisers;

      o the ability to meet the specific content demands of local, targeted demographic groups of public consumers and to deliver detailed and attractive information to personalized accounts;

      o the cost-effectiveness and reliability of the content, e-mail and electronic commerce services;

      o the ability to provide content and information delivery formats that are attractive to advertisers;

      o     the ability to achieve location-specific  downloading of content and
            information  on  a  terminal-by-terminal  and,  as  appropriate,   a
            person-by-person basis; and

      o the ability to integrate related content to increase the utility of the content and electronic commerce services.

      Our Payphone Business. The payphone business is highly competitive. We compete with numerous domestic and foreign firms that manufacture and market payphone terminal equipment and numerous domestic firms that market repair and refurbishment services that have financial, management and technical resources substantially greater than ours. In addition, there are many other firms that have the resources and ability to develop and market products and services that could compete with our products and services. We believe that our ability to compete depends upon many factors within and outside our control, including the timing and market acceptance of new products developed by us and our competitors, performance, price, reliability and customer service and support.

      We believe that the primary competitive factors affecting our payphone business are quality, service, price and delivery performance. We believe that we compete aggressively with respect to the pricing of our products and services and we attempt to reduce manufacturing costs rather than to increase our prices. We also attempt to maintain inventory at levels that enable us to provide timely service and to fulfill the delivery requirements of our customers.

      We believe that our principal  competitors  domestically  include  Protel,
Inc. (a subsidiary of Inductotherm Industries, Inc.), Intellicall, Inc. and QuorTech, which recently acquired the payphone business of Nortel Networks, Inc. It is also possible that new competitors with financial, management and technical resources substantially greater than ours may emerge and acquire significant market share. Possible new competitors include large foreign corporations, the RBOCs and other entities with substantial resources. Some telecommunications companies, already established in the telephone industry with substantial engineering, manufacturing and capital resources, are positioned to enter the payphone market. The Telecommunications Act lifted the restriction on the manufacturing of telecommunications equipment by the RBOCs. After the FCC finds that an RBOC has opened its local exchange market to competition, the RBOC, through a separate affiliate, may manufacture and provide telecommunications equipment and may manufacture customer premises equipment, such as payphone terminals. As a result of the Act, we could face new competitors in the manufacture of payphones and payphone components from one or more of the RBOCs or their affiliates.

      Internationally, we compete with numerous foreign competitors, all of which have financial, management and technical resources substantially greater than ours and have greater experience in marketing their products
internationally.    These   foreign   competitors   market   payphone   products
predominately to the PTTs and thereby dominate the international payphone market. In addition, our international marketing efforts are subject to the risks of doing business abroad. We believe that the primary competitive factors affecting our international business are the ability to provide products that meet the specific application requirements of the customers, quality and price.

      A number of personal communications technologies are becoming increasingly competitive with payphone services provided by the PSPs. Such technologies include radio-based paging services, cellular mobile telephone services and personal communication services. These competing services continue to grow and are adversely affecting the payphone industry. However, we believe that the payphone industry will continue to be a major provider of telecommunications access in the future.

      Although we expect to continue to be subject to intense competition in the future, we believe that our products and services are currently competitive with those of other manufacturers in such areas as equipment capability, quality, cost and service. Since the payphone industry is highly competitive, we may be required to develop enhancements, new products and services to remain competitive in the future.

Governmental Regulation

      General. Our products and services and the operations of our customers/partners are subject to varying degrees of regulation at both the federal and state levels. There can be no assurance that any changes in such regulation would not have an adverse impact on our operations or the operations of our customers.

      Parts 15 and 68 of the FCC rules govern the technical requirements that payphone and other telephone products, including our Grapevine terminals, must meet in order to qualify for FCC registration and interconnection to the telephone network. We have performed those tests necessary to assure compliance with these technical requirements and obtained FCC registration for our products.

      Our products must be tested and approved by various regulatory bodies in international markets to which we export, and customers must obtain these approvals before the importation of our products. The appropriate regulatory body has approved products exported by us.

      The regulation of telecommunications providers by the FCC and state regulatory authorities has a direct effect on our product designs. We design our products to comply with regulations applicable to provision of public communications services. Our products may require modification to comply with new technical or regulatory requirements or other factors upon adoption of new regulations by federal and state authorities.

      State regulatory authorities have adopted a variety of regulations that vary from state to state, governing technical and operational requirements of privately owned payphones, which are also applicable to our Grapevine terminals. These requirements include dial tone-first capability to allow free calls to operator, emergency, information and toll free numbers without a coin deposit; multi-coin capability; calculation of time-of-day and weekend discounts; prohibition of post-call charges; advisement to callers of additional charges for additional time before disconnecting; provisions of certain information statements posted on cabinets; provision of local telephone directories; mandatory acceptance of incoming calls; reduced charges for local calls from certain locations such as hospitals or rest homes; and restrictions as to the location and hours of operation of such payphones. The states have also established tariffs for local and intrastate coin "sent-paid" calls, and in many instances for zero-plus calls.

      With respect to the use restrictions and requirements, such as restricted locations for payphones, informational statements on cabinets, or the provision of access to the carrier of choice, the owner/operators of our products have the sole responsibility to determine and comply with all applicable use requirements, including the responsibility to ensure that the rates charged remain current and do not exceed the maximum rates permitted by state or federal regulations for the particular location of the product.

      Most states require that owner/operators of private payphones be certified by the state's public utility commission and file periodic reports. As a manufacturer and seller of payphone terminals, we do not believe that any states currently require us to be certified.

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

      The Order authorized RBOCs to select the operator service provider serving their payphones and for independent payphone service providers to select the operator service provider serving theirs. This provision preempted state regulations that require independent payphone service providers to route intralata calls to the telephone companies. The FCC, however, did not establish conditions that require operator service providers to pay independent payphone providers the same commission levels as the RBOCs demand.

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

      On October 9, 1997, the FCC adopted a revised compensation plan on remand from the Court of Appeals. The revised plan set compensation at a rate of $.284 per completed call during the period October 7, 1997 through October 6, 1999. After October 6, 1999, the per-call compensation rate was set at the local coin rate minus $.066. The FCC's decision was appealed to the U.S. Court of Appeals for the District of Columbia Circuit, which reversed and remanded the matter to the FCC.

      On January 28, 1999, the FCC adopted a Third Report and Order in its proceeding implementing the payphone compensation provisions of the Telecommunications Act. This Order established a compensation rate for dial around and toll free calls of $.24 per completed call. In addition, the FCC applied the new rate retroactively to all compensation owed since October 7, 1997. Multiple petitions for reconsideration of the Order are pending before the FCC, which seek both to increase and decrease the compensation amount, and to change the compensation amount from a flat rate per call to a variable rate depending on call duration. There can be no assurance as to the impact on dial around compensation of such petitions to the FCC and the courts. The ultimate outcome with respect to dial around compensation will have a significant impact on the business and operations of payphone service providers and thus the demand for payphones.

      We cannot predict the outcome of future FCC actions with respect to compensation to payphone service providers or other matters, the outcome of additional rulings, if any, by the courts, nor the impact that such additional actions might have on the Company, its customers or the public communications industry in general.

      Our Internet Terminal Appliance Business. Government regulation may present a risk to our Internet Appliance business. The increasing use of the Internet may result in the Government adopting laws and regulations that address issues such as user privacy, pricing, content, taxation, copyrights, distribution, and product and service quality. We may be subject to provisions of the Federal Trade Commission that regulate advertising in the media, including the Internet, and require advertisers to substantiate advertising claims before disseminating advertising. The FTC has recently brought several actions charging deceptive advertising through the Internet and is actively seeking new cases. We may also be subject to the provisions of the recently enacted Communications Decency Act. This Act imposes substantial monetary fines and/or criminal penalties on any firm that distributes or displays certain prohibited material over a public network. Although recent court decisions have cast doubt on the constitutionality of this Act, it could subject us to substantial liability. These or any other laws or regulations that may be enacted in the future could have several adverse effects on our business. These effects include substantial liability, including fines and criminal penalties; the prevention of our ability to offer certain products or services; and the limitation of growth in public information electronic commerce usage.

Environmental Matters

      We are a potentially responsible party for undertaking response actions at certain facilities for the treatment, storage, and disposal of hazardous substances operated by others. In addition, we have received a formal "no further action status" notification from the Florida Department of Environmental Protection (the "FDEP") after several years of evaluation, assessment and monitoring of soil and groundwater contamination at a former facility. We were a small generator "De Minimis" party with respect to the sites operated by others, and have been able to execute and should be permitted to continue to execute buy-out agreements with respect to the remediation activities at the sites operated by others. We have not incurred any significant costs to date and we believe, based on presently available information, that we have no further or only insignificant obligations with respect to the sites operated by others. However, if additional waste is attributed to us, it is possible that we could be liable for additional costs. We cannot estimate a range of costs, if any, that we could incur in the future since such costs would be dependent upon the amount of additional waste, if any, that could be attributed to us. Also, it is always possible that the FDEP could reopen its investigation in the future and require us to take further actions at our former facility. We cannot estimate the range of costs, if any, that we could incur in the future since such costs would be dependent upon the scope of additional actions, if any, that may be required by the State of Florida.

Employees

      As of June 5, 2000, the Company employed 186 full-time employees. The Company is not a party to any collective bargaining agreement and believes that its relations with its employees are good.

      Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Seasonality

      Our equipment sales are generally stronger during periods when weather does not interfere with the maintenance and installation of payphone equipment by our customers. Accordingly, our sales and revenues could be adversely affected during certain periods of the year.

Risk Factors

      Our business is subject to a number of risks, some of which are beyond our control. If any of these risks actually occur, our business, financial condition and operating results could be materially and adversely affected. Some of these risks, in addition to those described throughout this document, are set forth below:

      We Have Incurred Recent Operating Losses. We have incurred net losses since December 1998. During the quarter ended March 31, 1999, we incurred a net loss of $1,520,000 and during the year ended March 31, 2000, we incurred a net loss of $11,188,000. We expect to incur significant operating losses on a quarterly basis in the foreseeable future until our Grapevine Internet appliance business begins to generate sufficient sales and revenues to achieve profitability. However, it is possible that this business may not become profitable. The operating losses were attributable to non-recurring charges of $1,772,000 during the quarter ended March 31, 1999 and $733,000 during the year ended March 31, 2000, income tax expense of $3,286,000 as a result of recording a valuation allowance against the entire balance of our deferred tax asset, declining sales and revenues from our payphone business and investments in the development of our Grapevine terminal appliances and e-Prism software systems. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early development stage of a business, particularly companies in new and rapidly evolving markets such as non PC Internet appliances and Internet services. To address these risks and to achieve and sustain profitability, we must, among others things:

      o Establish the strategic alliances and enter into supply agreements with the targeted customers/partners in the U.S; o Establish the Grapevine network as a new, valuable advertising media;

      o Establish strategic alliances with information aggregators, content providers and others who have a commitment to the non-PC based appliance industry;

      o     Emphasize   service,   support  and   technological   innovation  to
            differentiate us from wireless phone and Internet kiosk vendors;

      o Focus on delivering value to consumers through services they want, and continually expanding and improving offerings to remain ahead of competitive alternatives;

      o Expand our sales and marketing efforts and assist our customers/partners in their sales and marketing efforts, including the development of relationships with others to sell advertising; and

      o Leverage our infrastructure to create a shared services operation to control expenses and development costs.

      If we do not effectively address the risks we face, we may never achieve or sustain profitability from our Internet appliance business. In addition, there is no assurance that our business will not continue to be adversely affected by further declines in payphone usage and revenues.

      Our Grapevine Internet Appliance Business Is in the Development Stage. We have limited or no experience in marketing Internet terminal appliances, developing advertising and content relationships and operating as an applications service provider. We have recently begun deployment of our Grapevine terminals and our initial display advertising application. Our information content creation and delivery, e-mail and e-commerce applications are still in development and there is no assurance that we will be able to successfully develop, or develop on an timely basis, these and other applications for our Internet appliance business that are necessary to successfully position the Grapevine terminals as a valuable advertising medium. We have not generated any significant revenues from our Internet terminal appliance business. If we are unable to develop, or develop on a timely basis, planned software applications and advertising and content relationships, market our Grapevine terminals and position our Grapevine terminals as a valuable advertising medium, we may not be able to generate any significant revenues from this business, which would adversely affect our future prospects. Moreover, if we are able to develop our Internet terminal appliance business, there can be assurance that the public communications market will accept the business or that it will generate significant revenues or be profitable. Also, our future success in the Internet appliance business will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel.

      Our Quarterly Results Are Likely to Fluctuate. Our operating results have in the past been, and may continue to be, subject to quarterly fluctuations as a result of a number of factors, many of which are beyond our control and which could have an adverse impact on our operations and financial results. These factors include the introduction and market acceptance of new products, the timing of orders, variations in product costs or mix of products sold, increased competition in the public communications industry, changes in general economic conditions and changes in specific economic conditions in the public communications industry. In the future, we believe that these factors will also include variable demand for content and information services by Grapevine terminal users, the cost of acquiring content, the availability of content, our ability and the ability of our customers/partners to attract and retain advertisers, our ability to attract and retain content and e-mail providers, seasonal trends in Grapevine terminal usage and advertising placements, the amount and timing of fees paid to our content and information aggregators, the productivity of our direct sales force and the sales forces of our customers/partners in generating advertising revenues, our ability to enhance and support our technology, the amount and timing of increased expenditures for expansion of our e-Prism network and operations, the result of litigation that is currently ongoing against us and litigation that may be filed against us in the future, our ability to attract and retain key personnel, the introduction of competing Internet appliance products, technical difficulties and network system downtime.

      Our Business Is Subject to Rapid Technological Change. Our operating results will depend to a significant extent on our ability to reduce the costs to produce existing products and introduce new products to remain competitive. The success of new products, including without limitation our Grapevine terminals, is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of those products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

      In addition, evolving public network capabilities and standards, evolving customer demands and frequent service introductions may impact the Internet appliance market. Our future success in this market depends in part on our ability to improve the performance, content personalization and service reliability in response to user and competitive pressures. Our efforts in these areas may not be successful. If the telephone companies adopt new network technologies or standards, we may need to incur substantial expenditures modifying or adapting the delivery vehicles for our planned content services. We will also be dependent upon others to maintain the integrity and reliability of the Internet infrastructure. Any degradation of Internet performance or reliability could adversely affect the ability to market the Grapevine medium to advertisers. In addition, if Internet technology does not continue to progress it may not serve as a viable commercial platform for advertising, promotions and electronic commerce, which would adversely affect our prospects and business.

      Changes in Telecommunications Law and Regulations May Affect Our Business. Changes in domestic and international telecommunications requirements could affect sales of our products, including Grapevine terminals, and the operations of our customers. In the United States, our products must comply with various Federal Communication Commission and state regulatory requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Our failure to obtain timely approval of products or to promptly modify the products as necessary to meet new regulatory requirements could have a material adverse effect on our business, operating results and financial condition.

      Our International Business Is Subject to Numerous Risks. We conduct business internationally through exports. Accordingly, our future results could be adversely affected by a variety of uncontrollable and changing factors including foreign currency exchange rates, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements and changes thereto, government spending patterns and natural disasters, among other factors. Any or all of these factors could have a material adverse impact on our international business.

      We intend to market our Grapevine terminal and related services internationally after we have implemented our North American strategy. There is no assurance that we will be successful marketing our Grapevine terminals and services internationally. We have no experience in developing advertising, content and information delivery applications or using local Internet service capabilities in foreign markets. We also have limited experience as an applications service provider in international markets, which include risks such as regulation, tax consequences, export control, trade barriers and legal liabilities, among others. If any of these risks occur, our prospective international business could suffer.

      Our Common Stock Price Has Been and May Continue to be Volatile. Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts and announcements by our competitors and us. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may adversely affect the market price of our common stock in the future.

      Our Internet Terminal Appliance Business Model Is Evolving and Is Unproven. Our Grapevine terminal appliance business model is evolving and unproven. We plan to develop content internally and aggregate content from third-party content providers, distribute this content to users of Grapevine terminals nationally and internationally and share in the revenues from national and local advertisements, sponsorships and promotions generated from Grapevine terminals with our customers/partners. Our business model is new to the public communications market both nationally and internationally, is unproven and is likely to continue to evolve. Moreover, we may not be aware of all of risks entailed by this new business model. Accordingly our business model may not be successful, and we may need to change it. Our ability and the ability of our customer/partners to generate advertising, sponsorship and promotional revenues by distributing content services to the general public depends, in part, on our success in persuading advertisers of the effectiveness of Grapevine terminals as a new advertising medium. We intend to continue to develop our business model as we explore our opportunities in this new electronic interactive advertising and information delivery channel to the public. Our business and future prospects would be adversely affected if our plans and business model do not prove successful or if our customers/partners or we are unable to execute as anticipated.

      Our Payphone Revenues May Decline Faster Than Expected. Payphone usage and our revenues from our existing payphone business may decline faster than expected, which could have a material adverse impact on our operations and financial results and the liquidity available to fund our Internet appliance business.

      Our Future Prospects Are Dependent on the Success of Our Internet Terminal Appliance Business. In the future, we plan to rely significantly on sales of Grapevine terminals, revenues from management services and a share of revenues from advertising and sponsorships generated from Grapevine terminals. We plan to derive significant revenues from sharing revenues generated by our customers/partners and us from the sale of national and local advertisements, sponsorships and promotions that support the profitable delivery of content and information. Our ability and the ability of our customers/partners to generate and increase these revenues will depend on such factors as the acceptance of Grapevine terminals as an advertising medium by national and local advertisers, the acceptance and regular use of our planned content, information and electronic commerce capabilities by a large number of users who have demographic characteristics that are attractive to advertisers, the success of our strategy to sell local advertising, sponsorships and promotions across the nation, the expansion and productivity of our advertising sales force and those of our customers/partners, and the development of the Grapevine terminal as an attractive platform for electronic commerce. Our business and future prospects would be adversely affected if the Grapevine terminals were not accepted as a valuable advertising medium and as a platform for electronic commerce.

      Our Internet Appliance Business Will Rely on Information Aggregators and e-Mail Providers. We anticipate that we will rely on relationships with information aggregators and e-mail service providers, which are in the early stage of development. Our customers/partners and we will be able to generate revenues from advertising, sponsorships and promotions only if we can secure and maintain distribution of content, information and e-mail services on acceptable commercial terms through mutually beneficial arrangements with information aggregators. We cannot assure that any arrangements with information aggregators can be developed, or if developed, can be maintained in the foreseeable future. It is uncertain whether these relationships will become or remain profitable or result in benefits to us that outweigh the costs of the relationships. Our inability to develop these relationships, the loss of any relationship established with information aggregators and the inability to replace any relationships that are lost in a timely and effective manner with other relationships that provide comparable content, information and e-mail service could have an adverse effect on our business and future prospects.

      We Rely on a Small Number of Customers. A few customers have historically accounted for a significant portion of our sales and revenues of our payphone business. In addition, we plan to derive a substantial portion of our sales and revenues from our Internet appliance business from a small number of these customers. If these customers do not accept our Grapevine terminal appliances or our business model or determine that advertising and other revenues do not justify the investment, our business and future prospects could be adversely affected. Also, the loss of any significant customer or a significant reduction in sales and revenues from any of these customers would materially adversely affect our operations and business.

      We will rely on our customers/partners to develop relationships with media companies and direct marketing companies to market and sell advertising and generate revenues from national and local advertisements, sponsorships and promotions. These customers/partners have limited or no experience developing these relationships or selling electronic media advertising. They may have to expend significant time and effort in establishing the media relationships and training their sales forces. Our customers/partners and us will also rely on the media production infrastructure of the media companies for the billing and collection of national and local advertisements, sponsorships and promotions and the production of display and banner advertisements. The failure of our customers/partners to establish media relationships that generate meaningful revenues or the failure of the media companies to maintain and support an advertisement production infrastructure could adversely affect our business.

      Our Business Is Highly Competitive. The payphone business, the Internet appliance business and interactive media market are extremely competitive, and the Internet appliance and interactive media markets are evolving and rapidly changing. Our current and prospective competitors include many large companies that have substantially greater resources than we have.

      Advertising Arrangements May Involve Risks. The development of advertising and sponsorship arrangements by our customers/partners and us involve risks. We anticipate that national and local advertising, sponsorship and promotion arrangements will be sold under short-term agreements of less than six months. In addition, we anticipate that advertisers and sponsors would be able to cancel these agreements, change their expenditures or buy from potential competitors on relatively short notice and without penalty. Because we expect to derive a large portion of our future revenues from advertising, sponsorship and promotion arrangements, short-term agreements could expose our customers/partners and us to competitive pressures and potentially severe fluctuations in financial results. We anticipate that advertisers and sponsors will require guarantees regarding the minimum number of impressions or click-throughs by Grapevine terminal users. These arrangements expose our customers/partners and us to substantial risks, including the risk of providing free advertising until the minimum levels are met, which could adversely affect the financial results of our customers/partners and us.

      Advertisers May Not Accept the Grapevine Terminal Appliances as an Advertising Medium. Our Grapevine terminals are not an established advertising medium, and media companies, advertising agencies and potential advertisers have no experience with the Grapevine terminal network. As the Grapevine medium evolves, advertisers may find that traditional methods of advertising are more effective methods of advertising than using the Grapevine medium.

      Intense competition in the sale of advertising on the Internet and other interactive media has led to a wide range of rates and offer a variety of pricing models for various advertising services. As a result, we cannot precisely predict the future advertising revenues that the Grapevine medium could achieve or which pricing models advertisers will adopt. For example, if many advertisers base their advertising rates on the number of clicks through the content rather than the number of impressions, then advertising revenues would be less. There are no widely accepted standards for measuring the effectiveness of interactive media advertising, and standards may not develop sufficiently to support the Grapevine medium as a significant advertising medium. We believe that the Grapevine advertising rates will be based on a combination of impressions and clicks to content, but there is no assurance in that regard. Also, advertisers may not accept our measurements or our measurements could contain errors.

      Industry analysts and others have made many predictions concerning the growth of the interactive media advertising market. Many of these predictions have not been accurate and cannot be relied upon. This growth may not occur or may occur more slowly than estimated. If the Grapevine medium does not develop as an effective advertising medium, our business and prospects will be adversely affected.

      Our Internet Appliance Business Will Rely on the Performance of Our Systems. Our Internet appliance business will be dependent upon the performance, reliability and availability of our systems and content delivery mechanisms. Our revenues will depend, in large measure, on the number of users that access our content and electronic commerce services. Our servers and communications hardware are located at our service bureau facility and additional disaster recovery hardware is located at our headquarters facility. Our systems and service operations could be damaged or interrupted by fire, flood, power loss, telecommunications or Internet failure, break-in and similar events. In addition, these systems host sophisticated software, which may contain bugs that could interrupt service. Any systems interruptions that result in the unavailability of phone, content and electronic commerce services and data would reduce the volume of users and the value of our services to customers/partners, advertisers, information aggregators and promotion sponsors, which could adversely affect our business and prospects.

      We Will Rely on the Internet Infrastructure. The success of our Internet appliance business may depend in a large part on other companies maintaining the Internet infrastructure. We will rely on other companies to maintain a reliable network that provides speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer. Any degradation of Internet performance or reliability could cause a degradation of our content delivery services, which could adversely affect the ability of our customers/partners and us to generate significant advertising revenues or cause advertisers to reduce or eliminate the use of the Grapevine medium.

      We Are Subject to Pending and Potential Legal Proceedings. We are subject to legal proceedings and claims from time to time, and expect to continue to be in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights owned by others. Such claims, even if without merit, could require the expenditure of significant financial and managerial resources, which could harm our business. In addition, any judgments against us, particularly for infringement of intellectual property rights, could have a material adverse effect on our business, results of operations and financial position.

      We Will Receive Information That May Subject Us to Liability. We will receive information and content from third parties and may be liable for the data that is contained in the content because of the distribution of the content and information to the Grapevine terminals. We could be subject to legal liability for such things as defamation, negligence, intellectual property infringement and product and service liability. Agreements that we may obtain for content delivery may not contain indemnity provisions in favor of us. We do not, to date, knowingly have such liabilities. While we have not received any claims from third parties or users, we may receive claims in the future. Any liability that we incur as a result of content we receive from third parties could harm our financial results and financial position.

      Potential Software Defects May Adversely Affect Our Business. Our product software, our management systems software and our server software is developed internally and integrated with licensed technology. We also use external suppliers for the development of software. All of this software may contain undetected errors, defects and bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to fix. The correction of significant software defects could require the expenditure of significant financial and engineering resources, which could have an adverse effect on our business, operating results and financial position. In addition, if we were unable to correct significant software defects our business and prospects would be materially adversely affected.

      Our e-Prism Network Is Subject to Capacity Constraints and Security Risks. We will have to expand and upgrade our transaction processing systems and network infrastructure if the volume of traffic on our Grapevine/e-Prism network increases. We may be unable to accurately project the rate or timing of increases, if any, in the use of our Grapevine terminal content services or expand and upgrade our systems and network equipment to accommodate these increases in a timely manner. We could experience significant capacity constraints, unanticipated system disruptions and poor service conditions, which could have an adverse effect on our Internet Appliance business.

      Even though we have implemented security measures, our e-Prism network faces security risks common to other IP-based networks. As with similar networks, our network may be vulnerable to hackers and others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information, content and phone usage data, or measurements of performance and reliability, or cause interruptions to our service delivery and operations. Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of accidental or intentional actions of Internet users, and current and former employees. We will continue to attempt to protect our network against the threat of security breaches or alleviate problems caused by breaches. Eliminating human circumvention of these measures, computer viruses and other security problems may require interruptions or delays of service delivery and data recovery, any of which could harm our business.

      We May be Unable to Protect or Enforce Our Intellectual Property Rights. We may be unable to adequately protect or enforce our intellectual property rights. Our success in the Internet appliance business may depend significantly upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services and products or obtain and use information that we regard as proprietary. In addition, others may possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. We may have to litigate to enforce our intellectual property, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. Whether or not a successful claim of infringement is brought in our favor or in favor of a third party, such defense and litigation could harm our financial results and impact our delivery of services in a timely and cost-effective manner.

      We Need Additional Financing. As of March 31, 2000, we were not in compliance with one of the financial covenants contained in the loan agreements between our bank and us. As a result, the bank stopped advancing funds under the revolving credit lines provided to us under the loan agreements, and had the right to accelerate the maturity of outstanding indebtedness under the loan agreements. On April 12, 2000, we entered into a Forbearance and Modification Agreement (the "Forbearance Agreement") with the bank that modified the provisions of the loan agreements. Under the terms of the Forbearance Agreement, the maturity date of indebtedness outstanding under the loan agreements was accelerated to July 31, 2000 and the availability of additional funds under a $2,000,000 export revolving credit line (none of which was borrowed as of such date) and a $1,500,000 equipment credit line ($281,000 of which was borrowed as of such date) was cancelled. During the term of the Forbearance Agreement, the outstanding indebtedness under a $10,000,000 working capital revolving credit line and a $4,000,000 installment note cannot exceed the value of collateral consisting of eligible accounts receivable and inventories, except with respect to permitted overadvances. The Forbearance Agreement permits an overadvance of $2,800,000 through June 30, 2000 and $1,500,000 thereafter until July 31, 2000 when all outstanding indebtedness matures.

      The Company will not be able to pay its outstanding bank indebtedness on July 31, 2000 unless it is able to raise additional capital and/or restructure the bank indebtedness, and may not be able to remain in compliance with the terms of the Forbearance Agreement until July 31, 2000. As a result, the Company is attempting to secure an asset-based financing arrangement and raise additional equity capital and/or other sources of funding through a private placement of securities.

      The Company believes that its efforts to raise additional capital and/or other funding will be successful, and that it will be able to refinance and/or restructure its outstanding bank indebtedness. If the Company is successful in raising additional equity capital, the percentage ownership of the Company's then current stockholders will be reduced and such reduction may be substantial. However, there is no assurance that the Company's efforts will be successful, or if successful, that such financing would not be on onerous terms. If the Company's efforts to raise additional equity capital and/or other funding and refinance and/or restructure its bank debt are not successful, the Company could experience difficulties meeting its obligations and it may be unable to continue normal operations, except to the extent permitted by its bank.

      Cash flows from operations will not be adequate to fund the Company's obligations and operations for the next twelve months without raising additional capital. The Company may require additional funds during or after such period in addition to that currently sought. Additional financing may not be available except on onerous terms, or at all. If the Company cannot raise adequate funds, if and when necessary, to satisfy its capital requirements, it may have to limit its operations significantly, which would adversely affect its prospects. The Company's future capital requirements depend upon many factors, including, but not limited to, the level of sales and revenues of its payphone business, success of its Internet appliance business, the extent to which it develops and upgrades its network, the extent to which it expands its content solutions and delivery capabilities and the rate at which it expands its sales and marketing operations.

      The Company's consolidated financial statements included in Item 8 of this report have been prepared assuming that the Company will continue as a going concern. The Company's difficulties in meeting the covenants of its loan agreements and its losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 16 to the consolidated financial statements included in Item 8 of this report. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. PROPERTIES

      The Company owns and occupies two 24,000 square foot buildings located at 6428 Parkland Drive, Sarasota, Florida. These buildings, which were constructed in 1987 and 1989, house our principal administrative, engineering, marketing and sales personnel and activities. The two buildings are owned subject to mortgage indebtedness pursuant to a promissory note with our bank.

      The Company leases the following properties:

      o 11,200 square feet of office space in a building located at 1060 Windward Ridge Parkway, Alpharetta, Georgia under a five-year lease agreement dated November 17, 1997 containing a five-year renewal provision, which was assigned to the Company in October 1999;

      o A 53,400 square foot manufacturing facility located at 315 Waugh Boulevard, Orange, Virginia under a one-year lease agreement that ends on July 31, 2000 and that is renewable by the Company for two additional terms of one year each; and

      o A 24,000 square foot warehouse facility located at 13180 James Madison Highway, Orange, Virginia under a six-month lease agreement that ends on November 30, 2000 and that is renewable by the Company for one additional six-month term.

      Our service bureau data center and some of our selling, design and development personnel are housed in the Alpharetta, Georgia leased facility. Our assembly, refurbishment and warehouse facilities are housed in the Orange, Virginia leased facilities. The Company believes that its owned and leased space is adequate for its current business.

Item 3. LEGAL PROCEEDINGS

      Nogah Bethlahmy, et al. plaintiffs v. Randy S. Kuhlmann, et al. defendants. San Diego Superior Court Case No. 691635. This punitive class action was filed in 1995 in the Superior Court of the State of California for the County of San Diego alleging that Amtel Communications, Inc. ("Amtel"), a former customer that filed for bankruptcy, conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in Amtel by operating a Ponzi scheme. See Item 3, Legal Proceedings of Part I of the Company's Form 10-KSB for the fiscal year ended March 31, 1996 and Item 1, Legal Proceedings of Part II of the Company's Form 10-Q for the quarter ended September 30, 1996.

      On September 28, 1998, the Court granted our Motion for Summary Judgment and the Court dismissed us from the class action. On December 11, 1998, the plaintiffs appealed the Court's decision to grant our Motion for Summary Judgment. On June 8, 2000, the Court of Appeal, Fourth Appellate District, Division One of the State of California affirmed the Summary Judgment entered by the Superior Court of San Diego County in favor of the Company.

      While we are subject to various other legal proceedings incidental to the conduct of our business, we do not believe that there are any such pending legal proceedings that are material to our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the Nasdaq National Market System of The Nasdaq Market under the symbol "ECTL." The following table sets forth the high and low sales prices of our common stock for each of the quarterly periods during the years ended March 31, 2000 and 1999 as reported by the Nasdaq National Market System:

                                                            High          Low
                                                           ------        -------
     Year Ended March 31, 2000:

          Quarter Ended June 30, 1999                      3 7/8         1 7/16
          Quarter Ended September 30, 1999                 2 3/32        1 7/32
          Quarter Ended December 31, 1999                  4             1 1/4
          Quarter Ended March 31, 2000                     8             1 13/16

     Year Ended March 31, 1999:

          Quarter Ended June 30, 1998                      6 23/32       4 3/16
          Quarter Ended September 30, 1998                 6 1/2         4 1/4
          Quarter Ended December 31, 1998                  6 1/4         4 3/4
          Quarter Ended March 31, 1999                     5 7/8         3 1/4

      At June 22, 2000, we had 367 holders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Under the terms our bank loan agreements we are prohibited from paying dividends, other than dividends payable in common stock, without the prior written consent of the bank.

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

                                                                                    Year Ended March 31,
                                                         ---------------------------------------------------------------------------
                                                            2000             1999            1998            1997            1996
                                                         --------         --------        --------        --------         ---------
Results of Operations (1)
Net sales                                                $ 47,295         $ 65,263        $ 46,250        $ 26,832         $ 21,462
Gross profit                                               12,115           21,628          17,605          10,949            8,224
Selling, general and administrative
  expenses                                                  9,984           10,560           9,930           6,326            6,465
Engineering, research and
  development expenses                                      6,479            6,121           4,514           2,623            2,257
Amortization expense                                        2,263            2,084             654              32               25
Other charges (credits) (2)                                   733            1,772              --            (331)           1,844
Net income (loss) (3)                                    $(11,188)        $    361        $  1,757        $  1,628         $ (1,291)
Earnings (loss) per common and
  common equivalent share (4):
    Basic                                                $  (0.83)        $   0.03        $   0.18        $   0.20         $  (0.16)
    Diluted                                              $  (0.83)        $   0.03        $   0.18        $   0.20         $  (0.16)
Financial Position
Current assets                                           $ 19,073         $ 31,327        $ 28,124        $ 10,982         $ 10,227
Current liabilities                                        19,602           10,634           7,887           3,085            3,939
Total assets                                               59,709           71,295          67,438          15,944           14,929
Long-term obligations                                         208           10,355           9,891             232              432
Retained earnings (deficit)                                (7,508)           3,680           3,319           1,562              (66)
Stockholders' equity                                     $ 39,899         $ 50,306        $ 49,660        $ 12,627         $ 10,558

      (1) On December 18, 1997, we acquired Technology Service Group, Inc. ("TSG") pursuant to a merger and on September 30, 1997 we acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business (the "Lucent Assets"). Our consolidated statements of operations and other comprehensive income (loss) for the years ended March 31, 2000 and 1999 include the operating results of TSG and the operating results from the Lucent Assets. Our consolidated statement of operations and other comprehensive income (loss) for the year ended March 31, 1998 includes the operating results of TSG and the operating results from the Lucent Assets from the respective dates of acquisition. See Item 8 - "Consolidated Financial Statements and Supplementary Data."

      (2)   Other   charges  for  the  year  ended  March  31,  2000   represent
            restructuring charges. See Item 8 - "Consolidated Financial Statements and Supplementary Data." Other charges for the year ended March 31, 1999 include expenses of $1,240 incurred in connection with a possible business combination that was terminated and $490 of charges related to the reorganization of our sales and marketing organization. Other charges (credits) for the years ended March 31, 1996 and 1997 represent an impairment reserve with respect to notes receivable due to the bankruptcy of one of our customers, legal expenses related to the bankruptcy proceeding and adjustments thereto related to the settlement of the proceeding. See Item 8 - "Consolidated Financial Statements and Supplementary Data."

      (3) At March 31, 2000, the Company recorded a valuation allowance amounting to the entire balance of its deferred tax asset, which increased the Company's net loss for the year then ended by $6,163.

      (4) Earnings per share have been restated for the years ended March 31, 1997 and 1996 to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 - "Consolidated Financial Statements and Supplementary Data". All dollar amounts set forth herein, except per share data, are stated in thousands.

Results of Operations

      On December 18, 1997, we acquired Technology Service Group, Inc. ("TSG") pursuant to a merger for a total purchase price of $35,605, and on September 30, 1997, we acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business (the "Lucent Assets") for a total purchase price of $5,957 (the "fiscal 1998 acquisitions"). Our consolidated statements of operations and other comprehensive income (loss) for the years ended March 31, 2000 and 1999 include the operating results of TSG and the operating results from the Lucent Assets. Our consolidated statement of operations and other comprehensive income (loss) for the year ended March 31, 1998 includes the operating results of TSG and the operating results from the Lucent Assets from their respective dates of acquisition.

      We incurred a net loss of $11,188, or ($.83) per diluted share, for the year ended March 31, 2000 (fiscal 2000) as compared to net income of $361, or $.03 per diluted share, for the year ended March 31, 1999 ("fiscal 1999") versus net income of $1,757, or $.18 per diluted share, for the year ended March 31, 1998 ("fiscal 1998"). Our net loss for the year ended March 31, 2000 reflects substantial expenditures to develop our public access Internet terminal appliances and related service operations, charges related to the restructuring of our core payphone business of $733, tax expense of $3,286 as a result of recording a valuation allowance amounting to the entire deferred tax asset balance because of an uncertainty as to whether the deferred tax asset is realizable and declines in revenues and sales and gross profit margins as a result of industry conditions beyond our control, including the contraction of the installed base of public access terminals, the consolidation of domestic public communications providers, and declining industry revenues resulting from increasing usage of wireless services and increased volume of dial-around (toll free and access code) calls. As a result of the prolonged continuance of these industry conditions, we do not believe that revenues and net sales from our core payphone products and services will improve in the foreseeable future. In fact, revenues and net sales of our core payphone business are expected to continue to decline in the foreseeable future. However, we believe that our revenues and sales may begin to grow as we launch our non-PC Internet appliances and related services, but that a certain period of growth will be required before new sources of revenues from these products and services support the related operations. However, there can be no assurance in that regard. Therefore, we expect to continue to report operating losses for at least the next year as we invest in the development and launch of our Internet appliance products and services.

      Our public access Internet terminal appliances are designed to provide, among others, advertising, sponsored information and content and e-commerce capabilities in addition to traditional payphone capabilities. We believe, but cannot assure, that the revenues that may be generated from these capabilities will be substantially greater than the revenues generated from traditional payphone services. We are developing the services to implement these capabilities through a server network environment with a strategy for us to share in the new revenue streams generated by our customers. We believe, but cannot assure, that our target customers will begin to deploy our new products and services during the third and fourth quarters of calendar year 2000 after they complete the initial lab and market trials, which began in January 2000. However, there is no assurance that our public access Internet terminal appliances will be successfully introduced or accepted by the marketplace, or if they are, that revenues from such products and related services and revenues derived from advertising, sponsored content and other sources would have a material favorable impact on the revenues of our customers or on our sales and revenues in the foreseeable future or at all. Our ability to implement this strategy and develop revenues and profits from the relatively new and evolving market for Internet appliances, content and services is subject to substantial risks. See "The Company's Business - Risk Factors." These risks include, but are not limited to the following:

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

      o the overall level of demand for content and e-commerce services in a public access setting;

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

      The decline in net income for fiscal 1999 as compared to fiscal 1998 is attributable to a number of factors, including, among others: (i) a reduction in gross profit margin as a percentage of sales; (ii) an increase in costs and expenses due to the fiscal 1998 acquisitions and integration of the operations and assets acquired; (iii) expenses of $1,240 incurred in connection with negotiations concerning a possible business combination that were terminated; and (iv) a charge of $490 related to the reorganization of our sales and marketing organization, all of which are more fully explained herein.

Fiscal 2000 compared to Fiscal 1999

      The following table shows certain line items in our consolidated statements of operations and other comprehensive income (loss) for the year ended March 31, 2000 and 1999 that are discussed below together with amounts expressed as a percentage of sales.

                                                            Percent                   Percent
                                                 2000       of Sales       1999       of Sales
                                               --------     --------     --------     --------
Revenues and net sales                         $ 47,295       100%       $ 65,263        100%
Cost of revenues and sales                       35,180        74          43,635         67
Gross profit                                     12,115        26          21,628         33
Selling, general and administrative
  expenses                                        9,984        21          10,560         16
Engineering, research and
  development expenses                            6,479        14           6,121          9
Other charges                                       733         2           1,772          3
Income tax expense                                3,286         7             213         --

      Revenues and net sales by business segment and customer group for the years ended March 31, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                    Increase    Percentage
                                               2000      1999      (Decrease)     Change
                                            --------   --------    ---------    ----------
Payphone Business:
  Telephone companies                       $ 27,209   $ 32,507    $ (5,298)         (16%)
  Private operators                           10,366     20,081      (9,715)         (48)
  Distributors                                 3,360      4,995      (1,635)         (33)
  International operators                      6,282      7,680      (1,398)         (18)
Internet Appliance Business:
  International operators                         78         --          78           --
                                            ========   ========    ========     ========
                                            $ 47,295   $ 65,263    $(17,968)         (28%)
                                            ========   ========    ========     ========

      The decrease in revenues and net sales of our payphone business is primarily attributable to a decrease in volume of product sales to all customer groups partially offset by an increase in revenues from operator services and from repair, refurbishment and upgrade services provided to telephone companies. We believe that the fluctuations in domestic product sales and revenues from repair, refurbishment and upgrade services are primarily attributable to the contraction of the installed base of payphone terminals in the domestic market and to declining revenues of payphone service providers caused by increasing usage of wireless services and a higher volume of dial-around calls. In addition, continuing downward pricing pressures contributed to the decline in revenues and net sales to domestic customers. Revenues from operator services increased by approximately $707 due to an increase in the number of PSPs using the Company's services. The decrease in revenues and net sales of our payphone business to international operators is primarily attributable to a decrease in export volume of payphone terminals to customers in Latin America and Asia.

      We made our first commercial shipment of our Internet terminal appliances at the end of the year under a contract with Canada Payphone Corporation. Shipments of our Internet terminal appliances to domestic customers were made under trial agreements, and did not generate any revenues during the year ended March 31, 2000.

      Revenues and net sales of products and services for the years ended March 31, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                             Increase     Percentage
                                                        2000      1999      (Decrease)      Change
                                                      --------   --------    ---------    ----------
Products:
   Payphone terminals                                 $ 12,896   $ 23,758    $(10,862)         (46%)
   Internet terminal appliances                             78         --          78           --
   Electronic modules and kits                          15,056     18,790      (3,734)         (20)
   Components and other products                         5,804     12,200      (6,396)         (52)
Services:
   Repair, refurbishment and upgrade services           12,363      9,895       2,468           25
   Other payphone services                               1,098        620         478           77
                                                      ========   ========    ========     ========
                                                      $ 47,295   $ 65,263    $(17,968)         (28%)
                                                      ========   ========    ========     ========

      Cost of sales and gross profit as a percentage of net sales approximated 74% and 26%, respectively, for the year ended March 31, 2000 as compared to 67% and 33%, respectively, for the year ended March 31, 1999. The decline in the gross profit percentage between such periods is principally attributable to (i) the decrease in sales volume of products; (ii) the increase in the percentage of sales and revenues from telephone companies at margins lower than those achieved from other customer groups; (iii) downward pricing pressures; (iv) an increase in the provision for obsolescence and slow moving inventories of $995; and (v) the increase in revenues from lower-margin repair, refurbishment and upgrade services.

      The decrease in selling, general and administrative expenses is primarily attributable to the decline in revenues and net sales, cost reductions and the restructuring discussed below, offset by an increase in the estimated provision for credit losses of $428, retirement compensation to our former president and chief executive of $160 and recruiting expenses of $143. As a result of the restructuring, we began to shift our marketing and selling resources to the introduction of our public access Internet terminal appliances rather than increasing overall spending. We began to realize the cost and expense reductions from the restructuring during the third quarter of fiscal 2000.

      During fiscal 2000, we made significant investments in the development of our public access Internet terminal appliances and back office management software which resulted in an increase in engineering, research and development expenditures, including capitalized software development costs, of $3,337, or approximately 49%, to $10,097 versus $6,760 for the year ended March 31, 1999. Capitalized software development costs approximated $3,618 during the year ended March 31, 2000 as compared to $639 during the year ended March 31, 1999. During the year ended March 31, 2000, we abandoned a software development project related to certain activities discontinued as part of the restructuring discussed below, and recognized an impairment loss of $140. The impairment loss is included in engineering, research and development expenses for the year ended March 31, 2000. In May 2000, we began to reduce and realign our research and development resources to reflect estimated resources to develop planned application requirements over the next year.

      During the year ended March 31, 2000, we implemented a restructuring plan to close our Sarasota, Florida manufacturing facility and consolidate manufacturing operations, resize our core payphone business operations, reorient our distribution strategy and begin to build support operations to introduce our public access Internet terminal appliances to the market and provide the services related thereto. In connection with this restructuring, we recognized other charges of $733 during the year ended March 31, 2000. These other charges consisted of estimated employee termination benefits under severance and benefit arrangements of $608 and future lease payments of $125 related to the closure of leased facilities. The other charges do not include the recognition of impairment losses of $8 related to closed facilities. We believe, but cannot assure, that the restructuring will have the impact of reducing costs and expenses in all functional areas of the business by approximately $2,000 annually, net of increases in expenses to support our Internet appliance business. We expect to begin to realize the full impact of the anticipated cost and expense reductions from the restructuring during the quarter ending June 30, 2000. Other charges for the year ended March 31, 1999 related primarily to expenses incurred with respect to an aborted business combination as further discussed below.

      During the year ended March 31, 2000, the Company recorded a valuation allowance amounting to the entire balance of its deferred tax asset. The increase in the valuation allowance of $6,163 resulted in a net tax expense of $3,286 on a pre-tax loss of $7,902 during the year ended March 31, 2000 versus an effective tax rate of 37% on pre-tax income of $574 for the year ended March 31, 1999.

Fiscal 1999 compared to Fiscal 1998

      The  following  table  shows  certain  line  items  in  our   consolidated
statements of operations and other comprehensive income (loss) for fiscal 1999 and fiscal 1998 that are discussed below together with amounts expressed as a percentage of sales and with the change in the line item from period to period expressed as a percentage increase or (decrease).

                                                Fiscal        Percent         Fiscal        Percent      Percentage
                                                 1999         of Sales         1998         of Sales        Change
                                               --------       --------      --------        --------     ----------
Net sales                                      $ 65,263         100%        $ 46,250          100%            41%
Cost of goods sold                               43,635          67           28,645           62             52
Gross profit                                     21,628          33           17,605           38             23
Selling, general and administrative
  expenses                                       10,560          16            9,930           21              6
Engineering, research and
  development expenses                            6,121           9            4,514           10             36
Amortization                                      2,084           3              654            1            219
Interest (income) expense                           517           1             (103)          --           (602)
Other charges                                     1,772           3               --           --             --
Income tax expense                                  213          --              853            2            (75)

      We did not generate any revenues from our Internet appliance business during the years ended March 31, 1999 and 1998. Revenues and net sales of our payphone business by customer group for the years ended March 31, 1999 and 1998 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                  Increase     Percentage
                                          1999         1998      (Decrease)      Change
                                       --------     --------     ---------     ----------
Telephone companies                    $ 32,507     $ 15,999      $ 16,508         103%
Private operators                        20,081       18,684         1,397            7
Distributors                              4,995        2,368         2,627          111
International operators                   7,680        9,199        (1,519)         (17)
                                       --------     --------     ---------     ----------
                                       $ 65,263     $ 46,250      $ 19,013          41%
                                       ========     ========     =========     ==========

      As a result of the industry conditions discussed above, the revenues and net sales of our payphone business, particularly with respect to telephone companies, began to erode during the latter part of fiscal 1999. However, as a result of the fiscal 1998 acquisitions and strong demand by private operators and distributors, our revenues and net sales increased by 41% as compared to fiscal 1998. The increase in our revenue and net sales is primarily due to an increase in domestic volume, a substantial portion of which is attributable to business with telephone companies acquired in connection with the fiscal 1998 acquisitions, offset by a slight decline in average selling prices and a decline export volume.

      Revenues and net sales of products and services for the years ended March 31, 1999 and 1998 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                                  Increase    Percentage
                                                          1999         1998      (Decrease)     Change
                                                        --------     --------     ---------   ----------
Products:
   Payphone terminals                                   $ 23,758     $ 22,920        $ 838         4%
   Electronic modules and kits                            18,790       10,436        8,354         80
   Components and other products                          12,200       10,070        2,130         21
Services:
   Repair, refurbishment and upgrade services              9,895        2,285        7,610        333
   Other services                                            620          539           81         15
                                                        --------     --------     --------     -------
                                                        $ 65,263     $ 46,250     $ 19,013        41%
                                                        ========     ========     ========     =======

      The growth in revenues and net sales of electronic modules and kits is primarily attributable to the fiscal 1998 acquisitions and strong demand from private operators and distributors. The growth in net sales of components and other products and revenues from repair, refurbishment and upgrade services is primarily attributable to the fiscal 1998 acquisitions. The decline in export volume substantially offset an increase in net sales of payphone terminals to private operators.

      Cost of sales as a percentage of revenues and net sales increased to 67% during fiscal 1999 from 62% during fiscal 1998 as a result of several factors, including: (i) the increase in the percentage of sales to domestic telephone companies and revenues from repair, refurbishment and upgrade services at margins lower than those achieved from other products and services; (ii) a slight reduction in average selling prices, primarily to large private operators and distributors; and (iii) the introduction of new products, including our Eclipse(TM) payphone terminal.

      The increase in selling, general and administrative expenses is primarily attributable to inclusion of operations related to the fiscal 1998 acquisitions for a full year versus a part of the year in fiscal 1998, and an increase in sales commissions related to the 41% increase in sales, offset significantly by reductions in personnel and facilities costs from the integration of the fiscal 1998 acquisitions and from the restructuring of the our selling and marketing organization. In addition, the provision for credit losses, which in fiscal 1998 included significant reserves related to the impairment of certain international notes, declined from $1,352 in fiscal 1998 to $117 in fiscal 1999.

      The increase in engineering, research and development expenses is primarily attributable to the expansion of our engineering resources to develop advanced digital microprocessor based technology and an advanced open architecture network management software system that would enable the integration of our technologies in advanced video, information and internet terminal applications for various vertical markets, and the inclusion of development activities related to the fiscal 1998 acquisitions for a full year versus a part of the year in fiscal 1998. In addition, capitalized software development costs approximated $639 during fiscal 1999 as compared to approximately $100 in fiscal 1998.

      The increase in amortization is primarily attributable to amortization of goodwill and identifiable intangible assets recorded in connection with the fiscal 1998 acquisitions for an entire year as compared to part of the year in fiscal 1998.

      We incurred net interest expense during fiscal 1999 of $517 as compared to net interest income of $103 during fiscal 1998 primarily as a result of an increase in average outstanding indebtedness related to the fiscal 1998 acquisitions and capital expenditures, including capitalized software, of $2,148.

      Other charges during fiscal 1999 include $1,240 of expenses, consisting primarily of legal, accounting and consulting fees incurred in connection with negotiations concerning a possible business combination that were terminated by the Company in April 1999 and $490 of charges related to the reorganization of the Company's sales and marketing organization.

      Our effective tax rate increased to 37% in fiscal 1999 from 33% in fiscal 1998 primarily due to an increase in nondeductible expenses consisting primarily of amortization of goodwill.

Impact of Inflation

      Our primary costs, inventory and labor, increase with inflation. However, we do not believe that inflation and changing prices have had a material impact on our business.

Liquidity and Capital Resources

      Liquidity. As of March 31, 2000, we were in default of certain financial covenants contained in our bank loan agreements (our "Loan Agreements"), and as a result, the bank had the right to accelerate the maturity of outstanding indebtedness. We entered into a Forbearance and Modification Agreement (the "Forbearance Agreement") with our bank on April 12, 2000 that modified the terms of our Loan Agreements. Under the terms of the Forbearance Agreement, the maturity date of all indebtedness outstanding under the Loan Agreements, including indebtedness outstanding under our revolving credit lines, an installment note and a mortgage note was accelerated to July 31, 2000. In addition, the annual interest rates of the installment note and mortgage note were increased to 11.5%, the annual interest rate under the revolving credit lines was increased from one and one-half percentage point over the bank's floating 30 day Libor rate (7.63% at March 31, 2000) to two and one-half percentage points above the bank's floating prime interest rate (11.5% at April 12, 2000), and the availability of additional funds under a $2,000 export revolving credit line (none of which is outstanding) and a $1,500 equipment revolving credit line ($281 of which is outstanding at March 31, 2000) was cancelled. In addition, the Forbearance Agreement permits an overadvance of indebtedness outstanding under a $10,000 working capital revolving credit line and a $4,000 installment note of $2,800 through June 30, 2000 and $1,500 thereafter based on the value of collateral consisting of eligible accounts receivable and inventories. However, we are only able to borrow additional funds under the working capital revolving credit line to the extent of any repayments made to remain in compliance with the overadvance provisions of the Forbearance Agreement. In accordance with the terms of the Forbearance Agreement, outstanding bank debt in the aggregate amount of $11,460 at March 31, 2000 is classified as a current liability.

      During the year ended March 31, 2000, we used $7,700 of cash to fund operating losses, net of non-cash charges and credits, and investing activities related primarily to our Internet appliance business. These cash requirements were financed from cash flows and reductions in net operating assets of our payphone business. We believe that the operating, working capital and capital expenditure requirements of our Internet appliance business will continue to be significant during the next year, but that our payphone business will not be able to support the anticipated requirements.

      Accordingly, we are attempting to secure an asset based financing line, additional equity capital and/or other sources of funding to refinance the outstanding indebtedness under our Loan Agreements and to provide the capital to fund our operating, working capital and capital expenditure requirements for the next twelve months. We have received proposals with respect thereto and believe that our efforts will be successful. However, there is no assurance that our efforts will be successful, or if successful, that such financing would not be available only on onerous terms. In addition, there is no assurance that any such financing would provide the funding required to refinance outstanding indebtedness and fund continued net operating losses and other liquidity requirements. If our efforts to secure additional capital and other sources of financing are not successful, we may be forced to further reduce our product development efforts, slow down the launch of our public access Internet appliances and take other actions that may adversely affect our growth potential and future prospects. Further, if our efforts to raise additional capital and other sources of financing are not successful, we will be unable to repay our bank indebtedness and will experience further difficulties meeting all of our obligations. Accordingly, there is no assurance that our cash resources will be sufficient to meet our anticipated cash needs for operations, working capital and capital expenditures for an extended period of time or for the next twelve months unless we are able to successfully raise sufficient additional capital and/or financing on satisfactory terms.

      Financing Activities. We fund our operations, working capital requirements and capital expenditures from internally generated cash flows and funds, if any, available under bank credit lines. We borrow funds under our bank credit lines to finance capital expenditures, increases in accounts and notes receivable and inventories and decreases in bank overdrafts (as drafts clear), accounts payable and accrued liability obligations to the extent that we are permitted when such requirements exceed cash provided by operations, if any. We also use the financing available under bank credit lines to fund operations and payments on long-term debt when necessary. We measure our liquidity based upon the amount of funds we are able to borrow under our bank credit lines, which varies based upon operating performance and the value of collateral. At March 31, 2000, we are unable to borrow any additional funds under the terms of our credit lines as a result of the default discussed above, and have accumulated approximately $1,153 of cash.

      At March 31, 2000 and 1999, outstanding debt under our $10,000 working capital line was $6,095 and $5,185, respectively, and outstanding debt under our $4,000 installment note was $3,322 and $4,000, respectively. Our bank will only permit us to borrow additional funds under our $10,000 revolving credit line to the extent we repay debt outstanding on the date of the Forbearance Agreement and we are then in compliance with the terms of the Forbearance Agreement. Outstanding indebtedness under our mortgage note was $1,762 and $1,833 at March 31, 2000 and 1999, respectively. We also had outstanding indebtedness of $281 under our capital equipment credit line at March 31, 2000. During the year ended March 31, 2000, net proceeds under our bank lines aggregated $1,191 before our default and the curtailment of our ability to borrow funds under the Loan Agreements.

      On March 29, 1999, we entered into an amendment (the "Amendment") that modified the terms of our Loan Agreements. Pursuant to the Amendment: (i) our working capital revolving credit line was reduced from $15,000 to $10,000; (ii) we borrowed $4,000 under the terms of an installment note payable in sixty (60) equal monthly installments, including interest at an annual interest rate of 7.55%; (iii) we established a $1,500 revolving credit line to finance our capital expenditures; and (iv) we established a $2,000 revolving credit line to finance our export activities. The proceeds from the term note were used to reduce our then outstanding indebtedness under our former $15,000 working capital revolving credit line, and net payments under our working capital revolving credit lines amounted to $2,460 during the year ended March 31, 1999.

      During the year ended March 31, 1998, proceeds from bank notes payable aggregated $8,770 and consisted of $3,050 under an installment note due on October 2, 2004, $3,800 under term notes due on March 31, 1998 and $1,920 under a mortgage note. The proceeds under the installment and term notes were used to finance the purchase of the Lucent assets and for other general corporate purposes. The proceeds under the mortgage note were used for general corporate purposes and to retire our then outstanding mortgage note with a principal balance of $315.

      In addition, during the year ended March 31, 1998, we secured a $15,000 working capital revolving credit line from our bank. The initial financing proceeds drawn under this $15,000 working capital revolving credit line were used to refinance and retire our then outstanding debt under a $2,000 working capital line of credit, the installment and term notes incurred to finance the purchase of the Lucent assets and outstanding bank indebtedness of TSG at the date of acquisition of $3,970. Net proceeds under our working capital revolving credit lines during the year ended March 31, 1998 were $3,675.

      Aggregate principal payments under notes payable and capital lease obligations during the years ended March 31, 2000, 1999 and 1998 were $829, $66 and $7,302, respectively.

      Indebtedness outstanding under our Loan Agreements is collateralized by substantially all of our assets. Our Loan Agreements, as modified by the Forbearance Agreement, contain covenants that prohibit or restrict us from engaging in certain transactions without the consent of the bank, including mergers or consolidations and disposition of assets, among others. Additionally, our Loan Agreements, as modified by the Forbearance Agreement, require us to comply with specific financial covenants, including covenants with respect to working capital and net worth. Noncompliance with any of these covenants or the occurrence of an event of default, if not waived, could accelerate the maturity of the indebtedness outstanding under the Loan Agreements.

      Bank overdrafts related to outstanding drafts increased by $1,428 during the year ended March 31, 1999 and declined by a corresponding amount during the year ended March 31, 2000.

      During the years ended March 31, 2000, 1999 and 1998, the net proceeds from the exercise of common stock options amounted to $642, $285 and $295, respectively.

      Operating   Activities.   Cash  flows  provided  by  (used  in)  operating
activities for the years ended March 31, 2000, 1999 and 1998 are summarized as follows:

                                                           2000       1999        1998
                                                        --------    --------    --------
Net income (loss)                                       $(11,188)   $    361    $  1,757
Non-cash charges and credits, net                          8,937       4,876       3,176
                                                        --------    --------    --------
                                                          (2,251)      5,237       4,933
                                                        --------    --------    --------
Changes in operating assets and liabilities:
Accounts and notes receivable                              3,807      (1,471)     (2,695)
Inventories                                                3,809      (5,296)      3,112
Accounts payable, accrued expenses and
  other current liabilities                                 (282)         33      (1,785)
Refundable taxes and other operating assets                1,927      (1,189)       (864)
                                                        --------    --------    --------
                                                           9,261      (7,923)     (2,232)
                                                        --------    --------    --------
                                                        $  7,010    $ (2,686)   $  2,701
                                                        ========    ========    ========

      Our operating cash flow is primarily dependent upon operating results, sales levels and related credit terms extended to customers and inventory purchases, and the changes in operating assets and liabilities related thereto. During the year ended March 31, 2000, we used $2,251 in cash to fund operating losses net of non-cash charges and credits. During the years ended March 31, 1999 and 1998, we generated $5,237 and $4,933 in cash, respectively, from earnings plus non-cash charges and credits. However, during the year ended March 31, 2000, we generated $9,261 of cash from changes in operating assets and liabilities as compared to the years ended March 31, 1999 and 1998, when we used $7,923 and $2,232 of cash, respectively, to fund net increases in operating assets and liabilities.

      Our operating assets and liabilities are comprised principally of accounts and notes receivable, inventories, accounts payable, accrued expenses and other current liabilities. During the year ended March 31, 2000, we generated $3,807 and $3,809 of cash through reductions in accounts and notes receivable and inventories, respectively. We also generated $1,645 of cash from changes in other operating assets and liabilities during the year ended March 31, 2000. In comparison, during the year ended March 31, 1999, we used $1,471 and $5,296 of cash to fund increases in accounts and notes receivable and inventories, respectively, and $1,156 of cash to fund changes in other operating assets and liabilities, and during the year March 31, 1998, we generated $3,112 in cash from a reduction of inventories and used $2,695 and $2,649 of cash to fund an increase in accounts and notes receivable and to fund changes in other operating assets and liabilities, respectively. Cash used to pay restructuring and reorganization obligations accrued and acquired during the years ended March 31, 2000, 1999 and 1998 was $782, $923 and $152, respectively. Outstanding restructuring and reorganization obligations that will affect future operating cash flows aggregated $440 at March 31, 2000.

      Our  current  ratio  declined to .97 to 1 at March 31, 2000 as compared to
2.95 to 1 at March 31, 1999 primarily due to our loss for the year ended March 31, 2000, the classification of all outstanding bank indebtedness as a current liability, the increase in the deferred tax valuation allowance of $6,196 and the capital asset and capitalized software expenditures discussed below. During the year ended March 31, 2000, our current assets decreased by $12,254 (39%) and current liabilities increased by $8,968 (84%). Working capital decreased to a deficit of $529 at March 31, 2000 from $20,693 at March 31, 1999. Extension of credit to customers and inventory purchases represent our principal working capital requirements, and material increases in accounts and notes receivable and/or inventories could have a significant effect on our liquidity. Accounts and notes receivable and inventories represented in the aggregate 88% and 84% of our current assets at March 31, 2000 and 1999, respectively. We experience varying accounts receivable collection periods from our four customer groups, and believe that credit losses will not have a significant effect on future liquidity as a significant portion of our accounts and notes receivable are due from customers with substantial financial resources. The level of our inventories is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and our ability to estimate and plan the volume of our business.

      Investing Activities. Net cash used for investing activities during the years ended March 31, 2000, 1999 and 1998 amounted to $5,449, $2,140 and $7,493,
respectively.   The  Company's   capital   expenditures   consist  primarily  of
manufacturing tooling and equipment, computer equipment and building improvements required for the support of operations and capitalized software, including new product software development costs. Cash used for capital expenditures aggregated $1,831, $1,468 and $960 during the years ended March 31, 2000, 1999 and 1998, respectively. During the years ended March 31, 2000, 1999 and 1998, cash used to acquire software and capitalized software development costs aggregated $3,618, $680 and $129, respectively. In addition, cash used for the acquisitions of TSG and the Lucent assets aggregated $447 and $5,957, respectively, during the year ended March 31, 1998. As of March 31, 2000, we have not entered into any significant commitments for the purchase of capital assets.

Year 2000 Discussion

      We have completed our efforts to assess the risks and impact of Year 2000 on our business and address Year 2000 issues resulting from computer programs designed to use two-digit date codes rather than four digits to define the applicable year. We assessed Year 2000 compliance of products and systems that we presently sell and support, performed appropriate compliance testing and modified and/or upgraded non-compliant product software related to such products and systems. In some cases, we identified that certain of our products and systems were Year 2000 compliant with issues, which means that they will operate properly if programmed and configured in accordance with our published guidelines. We also assessed Year 2000 compliance of our business and management information systems and related computer equipment, performed compliance testing and upgraded non-compliant software and equipment where necessary. In addition, we assessed the readiness of third parties, particularly critical suppliers and other third parties that have material relationships with us, to identify and mitigate the risks to our business and operations in the event they experienced Year 2000 problems and difficulties.

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

      The risks associated with the failure of our products to be Year 2000 compliant include: (1) loss of data or an adverse impact on the reliability of data generated by our products; (2) loss of functionality; (3) failure to communicate with other applications used by our customers that may not be Year 2000 compliant; and (4) potential litigation by customers with respect to products and services no longer supported by us. However, based on Year 2000 inquiries received from our customers after December 31, 1999 and our investigations thereof, we do not believe that these risks are significant or that Year 2000 issues related to our products and systems will have a material adverse impact on our business or operating results.

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

Selected Quarterly Data

      The following sets forth a summary of selected unaudited statements of operations and other comprehensive income (loss) data for the quarters ended June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000:

                                                                   Quarter Ended
                                           ----------------------------------------------------------------
                                           June 30,        September 30,     December 31,        March 31,
                                             1999            1999 (1)          1999 (2)          2000 (3)
                                          --------         -------------     ------------        ---------
                                                                     Unaudited
Revenues and net sales                    $ 12,758          $ 13,451          $ 12,669            $  8,417
Gross profit                              $  3,986          $  2,649          $  3,495            $  1,985
Net loss                                  $   (350)         $ (1,574)         $ (1,484)           $ (7,780)
Comprehensive loss                        $   (350)         $ (1,623)         $ (1,507)           $ (7,685)
Loss per common and
  common equivalent share:
    Basic                                 $  (0.03)         $  (0.12)         $  (0.11)           $  (0.57)
    Diluted                               $  (0.03)         $  (0.12)         $  (0.11)           $  (0.57)

      (1) During the quarter ended September 30, 1999, the Company recorded additional impairment reserves related to slow moving inventories of approximately $821 as a result of the continued contraction of revenues and net sales of its payphone business.

      (2) During the quarters ended December 31, 1999 and March 31, 2000, the Company recorded restructuring charges of $700 and $33, respectively, in connection with the planned closure of its Sarasota, Florida manufacturing facility and other restructuring plans.

      (3) During the quarter ended March 31, 2000, the Company recorded income tax expense of $5,154 as a result of recording a valuation allowance amounting to the entire deferred tax asset balance because of an uncertainty as to whether the deferred tax asset is realizable.

      The following sets forth a summary of selected unaudited statements of operations and other comprehensive income (loss) data for the quarters ended June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999:

                                                                   Quarter Ended
                                          -----------------------------------------------------------------
                                           June 30,        September 30,     December 31,        March 31,
                                             1998              1998              1998            1999 (1)
                                          ---------        -------------     -----------         ---------
                                                                     Unaudited
Net sales                                 $ 15,636           $ 18,808         $ 16,859           $ 13,960
Gross profit                              $  5,408           $  6,617         $  5,611           $  3,992
Net income (loss)                         $    237           $    865         $    779           $ (1,520)
Comprehensive income (loss)               $    237           $    865         $    779           $ (1,520)
Earnings (loss) per common and
  common equivalent share:
    Basic                                 $   0.02           $   0.06         $   0.06           $  (0.11)
    Diluted                               $   0.02           $   0.06         $   0.06           $  (0.11)

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

      During the year ended March 31, 2000, the Company adopted Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") issued by the American Institute of Certified Public Accountants (the "AICPA"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and new cost recognition principles and identifies the characteristics of internal use software. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations, financial position or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      We are exposed to market risk, including changes in interest rates, foreign currency exchange rate risks and market risk with respect to our investment in the marketable securities of Canada Payphone Corporation. Other than our investment in marketable securities of Canada Payphone Corporation with a market value of $325 at March 31, 2000, we do not hold any material financial instruments for trading purposes or any investments in cash equivalents. We believe that our primary market risk exposure relates to the effects that changes in interest rates have on outstanding debt obligations that do not have fixed rates of interest. As a result of the Forbearance Agreement effective April 12, 2000, the annual interest rates of our bank indebtedness were increased by approximately 400 basis points. Based on the outstanding balance of our debt obligations at March 31, 2000, an increase in interest rates of 400 basis points (4%) will result in additional interest expense of approximately $473 annually. In addition, changes in interest rates impact the fair value of our notes receivable and debt obligations. Additional information relating to the fair value of certain of our financial assets and liabilities is included in Note 1 to our consolidated financial statements included in Item 8 - "Consolidated Financial Statements and Supplementary Data."

      Our international business consists of export sales, and we do not presently have any foreign operations. Our export sales to date have been denominated in U.S. dollars and as a result, no losses related to foreign currency exchange rate fluctuations have been incurred. There is no assurance, however, that we will be able to continue to export our products in U.S. dollar denominations or that our business will not become subject to significant exposure to foreign currency exchange rate risks. Certain foreign manufacturers produce payphones and payphone assemblies for us, and related purchases have been denominated in U.S. dollars. Fluctuations in foreign exchange rates may affect the cost of these products. However, changes in purchase prices related to foreign exchange rate fluctuations to date have not been material. We have not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations.

                                   ----------

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Independent Auditors' Report                                              58

Consolidated Balance Sheets at March 31, 2000 and 1999                    59


Consolidated Statements of Operations and Other
  Comprehensive Income (Loss) for the years ended

  March 31, 2000, 1999 and 1998                                           60


Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998                                           61


Consolidated Statements of Changes in Stockholders' Equity

  for the years ended March 31, 2000, 1999 and 1998                       62


Notes to Consolidated Financial Statements                                63

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

To the Board of Directors and Stockholders of Elcotel, Inc.:

We have audited the accompanying consolidated balance sheets of Elcotel, Inc. and subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, at March 31, 2000, the Company was in default of certain financial covenants contained in the Loan and Security Agreements (the "Loan Agreements") between the Company and its bank. The Company's difficulties in meeting the covenants of its Loan Agreements and its losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE

Certified Public Accountants

Tampa, Florida
June 20, 2000

                         ELCOTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                              March 31,             March 31,
                                                                                2000                  1999
                                                                              ---------            ----------
ASSETS
Current assets:
     Cash                                                                     $  1,153             $     16
     Accounts and notes receivable, less allowances for credit
        losses of $1,593 and $1,970, respectively                                8,073               12,209
     Inventories                                                                 8,768               13,978
     Refundable income taxes                                                        82                1,997
     Deferred tax asset - current portion                                           --                2,215
     Prepaid expenses and other current assets                                     997                  912
                                                                              --------             --------
        Total current assets                                                    19,073               31,327

Property, plant and equipment, net                                               5,867                5,064
Notes receivable, less allowances for credit losses
     of $272 and $312, respectively                                                395                  898
Identified intangible assets, net of accumulated amortization
     of $2,665 and $1,541, respectively                                          6,610                7,734
Capitalized software, net of accumulated amortization of $505
     and $240, respectively                                                      4,786                1,573
Goodwill, net of accumulated amortization of $1,567
     and $878, respectively                                                     22,403               23,218
Deferred tax asset                                                                  --                  948
Other assets                                                                       575                  533
                                                                              --------             --------
                                                                              $ 59,709             $ 71,295
                                                                              ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft                                                           $     --             $  1,428
     Accounts payable                                                            4,868                4,186
     Accrued expenses and other current liabilities                              3,123                4,197
     Notes, debt and capital lease obligations payable - current                11,611                  823
                                                                              --------             --------
        Total current liablilities                                              19,602               10,634
Notes, debt and capital lease obligations payable - noncurrent                     208               10,355
                                                                              --------             --------
     Total liabilities                                                          19,810               20,989
                                                                              --------             --------
Commitments and contingencies
Stockholders' equity:
     Common stock, $0.01 par value,
        40,000,000 and 30,000,000 shares authorized,
        13,794,391 and 13,551,693 shares issued, respectively                      138                  136
     Additional paid-in capital                                                 47,423               46,667
     Retained earnings (deficit)                                                (7,508)               3,680
     Holding gain on marketable securities                                          23                   --
     Less - cost of 52,000 shares of common stock in treasury                     (177)                (177)
                                                                              --------             --------
        Total stockholders' equity                                              39,899               50,306
                                                                              --------             --------
                                                                              $ 59,709             $ 71,295
                                                                              ========             ========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSVE INCOME (LOSS)
                      (In thousands, except per share data)

                                                                         Year Ended March 31,
                                                          --------------------------------------------------
                                                             2000                 1999                 1998
                                                          --------             --------             --------
Revenues and net sales:
  Product sales                                           $ 33,834             $ 54,748             $ 43,426
  Services                                                  13,461               10,515                2,824
                                                          --------             --------             --------
                                                            47,295               65,263               46,250
                                                          --------             --------             --------
Cost of revenues and sales:
  Cost of products sold                                     24,930               34,755               26,624
  Cost of services                                          10,250                8,880                2,021
                                                          --------             --------             --------
                                                            35,180               43,635               28,645
                                                          --------             --------             --------
Gross profit                                                12,115               21,628               17,605
                                                          --------             --------             --------
Other costs and expenses:
  Selling, general and administrative                        9,984               10,560                9,930
  Engineering, research and development                      6,479                6,121                4,514
  Amortization                                               2,263                2,084                  654
  Other charges                                                733                1,772                   --
  Interest expense (income)                                    558                  517                 (103)
                                                          --------             --------             --------
                                                            20,017               21,054               14,995
                                                          --------             --------             --------
(Loss) income before income tax expense                     (7,902)                 574                2,610
Income tax expense                                          (3,286)                (213)                (853)
                                                          --------             --------             --------
Net (loss) income                                          (11,188)                 361                1,757

Other comprehensive income, net of tax:

Holding gain on marketable securities                           23                   --                   --
                                                          --------             --------             --------
Comprehensive (loss) income                               $(11,165)            $    361             $  1,757
                                                          ========             ========             ========
(Loss) earnings per common and common
  equivalent share:
  Basic                                                   $  (0.83)            $   0.03             $   0.18
                                                          ========             ========             ========
  Diluted                                                 $  (0.83)            $   0.03             $   0.18
                                                          ========             ========             ========
Weighted average number of common
  and common equivalent shares outstanding:
  Basic                                                     13,532               13,456                9,641
                                                          ========             ========             ========
  Diluted                                                   13,532               13,777                9,842
                                                          ========             ========             ========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     Year Ended March 31,
                                                                         --------------------------------------------
                                                                           2000              1999              1998
                                                                         --------          --------          --------
Cash flows from operating activities
  Net (loss) income                                                      $(11,188)         $    361          $  1,757
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                         3,558             3,247             1,299
      Provisions for obsolescence and warranty expense                      1,454               825               253
      Provision for credit losses                                             545               117             1,352
      Loss on impairment of assets                                            148                --                --
      Loss on disposal of equipment                                             4                12                 2
      Deferred tax expense                                                  3,247               563               270
      Stock option compensation (credits) expense                             (19)              112                --
      Changes in operating assets and liabilities
        (net of acquisition of Technology Service Group, Inc.
        and certain assets from Lucent Technologies Inc.):
         Accounts and notes receivable                                      3,807            (1,471)           (2,695)
         Inventories                                                        3,809            (5,296)            3,112
         Refundable income taxes                                            1,915            (1,188)             (110)
         Prepaid expenses and other current assets                            239               112              (555)
         Other assets                                                        (227)             (113)             (199)
         Accounts payable                                                     682               976            (1,695)
         Accrued liabilities and other current liabilities                   (964)             (943)              (90)
                                                                         --------          --------          --------
  Net cash flow provided by (used in) operating activities                  7,010            (2,686)            2,701
                                                                         --------          --------          --------
Cash flows from inveating activities
  Net cash used for acquisition of Technology
    Service Group, Inc                                                         --                --              (447)
  Acquisition of certain assets of Lucent Technologies Inc.                    --                --            (5,957)
  Capital expenditures                                                     (1,831)           (1,468)             (960)
  Capitalized software                                                     (3,618)             (680)             (129)
  Proceeds from disposal of equipment                                          --                 8                --
                                                                         --------          --------          --------
  Net cash flow used in investing activities                               (5,449)           (2,140)           (7,493)
                                                                         --------          --------          --------
Cash flows from financing activities
  Proceeds from exercise of common stock options                              642               285               295
  Net proceeds (payments) under revolving credit lines                      1,191            (2,460)            3,675
  (Decrease) increase in bank overdraft                                    (1,428)            1,428                --
  Proceeds from notes payable                                                  --             4,000             8,770
  Principal payments on notes payable                                        (829)              (66)           (7,302)
                                                                         --------          --------          --------
  Net cash flow (used in) provided by financing activities                   (424)            3,187             5,438
                                                                         --------          --------          --------
  Net increase (decrease) in cash                                           1,137            (1,639)              646
  Cash at beginning of year                                                    16             1,655             1,009
                                                                         --------          --------          --------
  Cash at end of year                                                    $  1,153          $     16          $  1,655
                                                                         ========          ========          ========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                             (Dollars in thousands)

                                                     Common Stock                                Accumulated
                                                  ------------------    Additional    Retained      Other
                                                  Shares                  Paid-in     Earnings   Comprehensive  Treasury
                                                  Issued     Amount       Capital     (Deficit)     Income        Stock      Total
                                                  ------    --------    ----------     -------   -------------  ---------  --------
Balance, March 31, 1997                            8,234    $     82    $ 11,160     $  1,562     $   --        $ (177)    $ 12,627
Exercise of stock options                            158           2         293           --         --            --          295
Tax benefit from exercise of
     stock options                                    --          --          62           --         --            --           62
Acquisition of Technology Service
     Group, Inc.                                   5,025          50      35,208           --         --            --       35,258
Registration expenses of
     acquisition of Technology
     Service Group, Inc.                              --          --        (339)          --         --            --         (339)
Net income                                            --          --          --        1,757         --            --        1,757
                                                  ------    --------    --------     --------     ------        ------     --------
Balance, March 31, 1998                           13,417         134      46,384        3,319         --          (177)      49,660
Exercise of stock options                            135           2         283         --           --            --          285
Net income                                            --          --          --          361         --            --          361
                                                  ------    --------    --------     --------     ------        ------     --------
Balance, March 31, 1999                           13,552         136      46,667        3,680         --          (177)      50,306
Exercise of stock options                            242           2         658           --         --            --          660
Tax benefit from exercise of
     stock options                                    --          --          98           --         --            --           98
Holding gain on marketable
     securities, net of tax                           --          --          --           --         23            --           23
Net loss                                              --          --          --      (11,188)        --            --      (11,188)
                                                  ------    --------    --------     --------     ------        ------     --------
Balance, March 31, 2000                           13,794    $    138    $ 47,423     $ (7,508)    $   23        $ (177)    $ 39,899
                                                  ======    ========    ========     ========     ======        ======     ========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                  (Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

      Elcotel, Inc. and its wholly owned subsidiaries (the "Company") design, develop, manufacture and market a comprehensive line of integrated public communications products and services. The Company's product line includes microprocessor-based payphone terminals known in the industry as "smart" or "intelligent" payphones, software systems to manage and control networks of the Company's smart payphone terminals, electromechanical payphone terminals also known in the industry as "dumb" payphones, replacement components and assemblies, and an offering of industry services including repair, upgrade and refurbishment of equipment, operator services, customer training and technical support. In addition, the Company has developed non-PC Internet terminal appliances for use in a public communications environment, which will enable the on-the-go user to gain access to Internet-based content and information through the Company's client-server network supported by its back office software system. The Company's a non-PC Internet terminal appliances were designed to provide the features of traditional smart payphone terminals, to provide connectivity to Internet-based content, to support e-mail and e-commerce services, and to generate revenues from display advertising, sponsored content and other services in addition to traditional revenues from public payphones. The Company's service bureau network was designed to manage and deliver display advertising content, Internet-based content and specialized and personalized services to its non-PC Internet terminal appliances. The Company's Internet appliance business is presently in the development stage and to date has not generated any significant revenues.

Going Concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, at March 31, 2000, the Company was in default of certain financial covenants contained in the loan agreements between the Company and its bank. The Company's difficulties in meeting the covenants of its loan agreements and its losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 16. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marketable Securities

      All marketable securities, classified as other current assets, are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are recorded based on the specific identification method. There were no realized gains or losses for the years ended March 31, 2000, 1999 and 1998. The carrying amount of the Company's marketable securities, consisting of equity securities, approximated $326 and $1 at March 31, 2000 and 1999, respectively.

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

Engineering, Research and Development Costs

      Costs and expenses incurred for the purpose of product research, design and development are charged to operations as incurred. Engineering, research and development costs consist primarily of costs associated with development of new products and manufacturing processes. The Company capitalizes software development costs once technological feasibility has been achieved. Once the product is released, the capitalized costs are amortized to operations based on the straight-line method over the estimated useful life of the product, which ranges from five to ten years. Capitalized software development costs are reported at the lower of cost, net of accumulated amortization, or net realizable value. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred. Software development costs capitalized during the years ended March 31, 2000, 1999 and 1998 approximated $3,618, $639 and $100, respectively

Amortization of Goodwill and Identified Intangible Assets

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

Income Taxes

      The Company uses the liability method in accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Income tax benefit (expense) is based upon income (loss) recognized for financial statement purposes and includes the effects of temporary differences between such income (loss) and that recognized for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The deferred tax asset is reduced by a valuation allowance when, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized.

Earnings (Loss) Per Common Share

      Earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential common shares outstanding during the year. The weighted average number of shares outstanding during the years ended March 31, 2000, 1999 and 1998 for purposes of computing basic earnings per share were 13,531,587, 13,456,255 and 9,640,530, respectively. During the year ended March 31, 2000, potential common shares outstanding were not dilutive. During the years ended March 31, 1999 and 1998, dilutive stock options had the effect of increasing the weighted average number of shares outstanding used in the computation of diluted earnings per share by 321,144 shares and 201,585 shares, respectively.

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

Stock Based Compensation Plans

      The Company recognizes compensation expense with respect to stock-based compensation plans based on the difference, if any, between the per-share market value of the stock and the option exercise price on the measurement date in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). In addition, in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company discloses the pro forma effects on net income (loss) per share assuming the adoption of the fair value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation set forth in SFAS 123.

Impairment of Long-Lived Assets

      The Company evaluates the carrying value of property plant and equipment, goodwill and other intangible assets when indicators of impairment are present, and recognizes impairment losses if the carrying value of the assets is less than expected future undiscounted cash flows of the underlying business in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment losses are measured by the amount of the asset carrying values in excess of fair market value. During the year ended March 31, 2000, the Company recorded impairment losses of $148 related to the closure of one of its manufacturing facilities and the abandonment of a software development project. No impairment losses were recorded during the years ended March 31, 1999 and 1998.

Comprehensive Income

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," during the year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition, SFAS 130 requires enterprises to classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. During the year ended March 31, 2000, the Company had one item of other comprehensive income relating to marketable equity securities. The Company had no items of other comprehensive income during the years ended March 31, 1999 and 1998.

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

Computer Software Developed or Obtained for Internal Use

      During the year ended March 31, 2000, the Company adopted the provisions of Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") issued by the American Institute of Certified Public Accountants (the "AICPA") in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and new cost recognition principles and identifies the characteristics of internal use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

Reclassification of Prior Years

      The Company's consolidated financial statements at March 31, 1999 and 1998 and for the years then ended have been reclassified to conform to the presentation at and for the year ended March 31, 2000.

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
                                                                                ========

      The fair value of identified intangible assets includes TSG's trade names of $2,869, assembled workforce of $1,372, patented technology of $419, and customer contracts of $2,024 (see Note 6). The fair value of inventories was reduced by $4,810 to reflect the estimated net realizable value of inventories related to products discontinued by the Company. The fair value of accrued liabilities includes estimated liabilities of $1,200 pursuant to a plan to exit certain activities of TSG and terminate and relocate employees of TSG (see Note 8). During the year ended March 31, 2000, the Company reduced the estimated liabilities related to the exit plan and credited $126 against the excess of the purchase price over the net assets acquired ("goodwill").

      On September 30, 1997, the Company acquired from Lucent Technologies Inc. ("Lucent") inventories, machinery, and equipment and tooling, as well as licenses of certain patent and other intellectual property rights, related to the payphone manufacturing and component parts business conducted by Lucent. The purchase price, including acquisition expenses of $367, was $5,957.

      A summary of the allocation of the purchase price to the net assets acquired from Lucent based on the Company's estimates of their fair values is set forth below.

      Inventories                                  $ 2,991
      Equipment and tooling                            500
      Intangible assets                              2,591
      Accrued warranty expense                        (125)
                                                   -------
      Total purchase price                         $ 5,957
                                                   =======

      Identified intangible assets are comprised of license agreements of $938, a non-compete agreement of $77 and customer relationships of $1,576 (see Note
6).

      Assuming the acquisitions had occurred on April 1, 1997, the Company's pro forma results of operations for the year ended March 31, 1998 would have been as follows:

                                                     1998
                                                   --------

Net sales                                          $ 66,554
                                                   ========
Net income                                         $     14
                                                   ========
Basic earnings per share                           $     --
                                                   ========
Diluted earnings per share                         $     --
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

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

      Current accounts and notes receivable at March 31, 2000 and 1999 include notes receivable due within one year of $487 and $803, respectively, net of credit and impairment allowances of $1,080 and $1,242, respectively. Notes receivable consist of trade notes receivable from customers with remaining maturities of two years or less, and are generally collateralized by the payphone equipment sold and giving rise to the asset. The notes bear interest at rates ranging from 12% to 16%. Interest income on impaired notes is recognized as the interest is collected. The Company recognizes interest income on notes with no related credit loss allowance as earned.

      Changes in allowances for credit losses on accounts and notes receivable for the years ended March 31, 2000, 1999 and 1998 are summarized as follows:

                                                   2000        1999      1998
                                                 -------     -------   -------

      Balance, beginning of year                 $ 2,282     $ 2,410   $ 1,301
      Provision for credit losses                    545         117     1,352
      Write-offs, net of recoveries                 (962)       (245)     (243)
                                                 -------     -------   -------
      Balance, end of year                         1,865       2,282     2,410
      Long-term allowances                          (272)       (312)     (487)
                                                 -------     -------   -------
      Current allowances                         $ 1,593     $ 1,970   $ 1,923
                                                 =======     =======   =======

NOTE 4 - INVENTORIES

      Inventories at March 31, 2000 and 1999 consisted of the following:

                                                     2000              1999
                                                   --------          --------

      Finished products                            $  1,679          $  1,875
      Work-in-process                                 1,068               924
      Purchased components                            7,835            11,630
                                                   --------          --------
                                                     10,582            14,429
      Reserve for obsolescence                       (1,814)             (451)
                                                   --------          --------
                                                   $  8,768          $ 13,978
                                                   ========          ========

      Substantially all inventories are pledged to secure bank indebtedness (See
Note 7).

      Changes in reserves for potential losses due to obsolescence and slow moving inventories for the years ended March 31, 2000, 1999 and 1998 are summarized as follows:

                                           2000           1999          1998
                                          -------       -------       -------

      Balance, beginning of year          $   451       $   100       $   100
      Provision for losses                  1,401           406            13
      Write-offs                              (38)          (55)          (13)
                                          -------       -------       -------
      Balance, end of year                $ 1,814       $   451       $   100
                                          =======       =======       =======

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at March 31, 2000 and 1999 is comprised of the following:

                                                          2000           1999
                                                        --------       --------

Land                                                    $    372       $    372
Buildings                                                  3,067          2,842
Engineering and manufacturing equipment                    5,671          4,291
Furniture, fixtures and office equipment                   2,250          1,841
                                                        --------       --------
                                                          11,360          9,346
Less accumulated depreciation                             (5,493)        (4,282)
                                                        --------       --------
                                                        $  5,867       $  5,064
                                                        ========       ========

      Depreciation expense for the years ended March 31, 2000, 1999, and 1998 was $1,295, $1,163, and $645, respectively. Substantially all property, plant and equipment are pledged to secure bank indebtedness (see Note 7).

      Assets  under  capital  leases  are   capitalized   using  interest  rates
appropriate at the date of purchase or at the inception of the lease, as applicable. The cost and accumulated depreciation of engineering and manufacturing equipment under capital leases included in property and equipment was $279 and $28 at March 31, 2000. No assets under capital leases were held at March 31, 1999.

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS

      Identified intangible assets recorded in connection with acquisitions, net of accumulated amortization, at March 31, 2000 and 1999 consisted of the following:

                                                              2000         1999
                                                             ------       ------

     Trade names, net of accumulated
         amortization of $187 and $105                       $2,682       $2,764
     Customer contracts, net of accumulated
         amortization of $1,341 and $754                        683        1,270
     Workforce, net of accumulated
         amortization of $90 and $50                          1,282        1,322
     License agreements, net of accumulated
         amortization of $469 and $281                          469          657
     Patented technology, net of accumulated
          amortization of $239 and $135                         180          284
     Non-compete agreement, net of accumulated
          amortization of $77 and $58                            --           19
     Customer relationships, net of accumulated
          amortization of $262 and $158                       1,314        1,418
                                                             ------       ------
                                                             $6,610       $7,734
                                                             ======       ======

NOTE 7 - NOTES, DEBT AND CAPITAL LEASE OBLIGATIONS PAYABLE

      Notes, debt and capital lease obligations payable at March 31, 2000 and 1999 are summarized as follows:

                                                             2000        1999
                                                           --------    --------

Secured Promissory Notes Payable to Bank:
   Revolving credit lines due July 31, 2000                $  6,376    $  5,185
   11.5% installment note, payable in four equal
      monthly installments of $80 including interest,
      with remaining principal balance of $3,215
      due on July 31, 2000                                    3,322       4,000
   11.5% mortgage note, payable in four equal
      monthly installments of $19 including interest,
      with remaining principal balance of $1,755
      due on July 31, 2000                                    1,762       1,833
Capital lease obligations                                       263        --
Unsecured promissory note, payable in thirty
   equal monthly installments of $6 including interest           96         160
                                                           --------    --------
                                                             11,819      11,178
 Amount payable within one year                             (11,611)       (823)
                                                           --------    --------
 Amount payable after one year                             $    208    $ 10,355
                                                           ========    ========

      As of March 31, 2000, the Company was in default of certain financial covenants contained in the Loan and Security Agreements (the "Loan Agreements") between the Company and its bank. On April 12, 2000, the Company entered into a Forbearance and Modification Agreement (the "Forbearance Agreement") with its bank that modified the terms of the Loan Agreements. Under the terms of the Forbearance Agreement, the maturity date of all indebtedness outstanding under the Loan Agreements, including indebtedness outstanding under the revolving credit lines, the installment note and the mortgage note was accelerated to July 31, 2000. In addition, the annual interest rates of the installment note and mortgage note were increased to 11.5% from 7.55% and 8.5%, respectively, the annual interest rate under the revolving credit lines was increased from one and one-half percentage point over the bank's floating 30 day Libor rate (7.63% at March 31, 2000) to two and one-half percentage points above the bank's prime interest rate (11.5% at April 12, 2000), and the availability of additional funds under a $2,000 export revolving credit line (none of which is outstanding at March 31, 2000) and a $1,500 equipment revolving credit line ($281 of which was outstanding at March 31, 2000) was cancelled. The Forbearance Agreement permits an overadvance of indebtedness outstanding under a $10,000 working capital revolving credit line ($6,095 of which was outstanding at March 31,
2000) and a $4,000 installment note ($3,322 of which was outstanding at March 31, 2000) of $2,800 through June 30, 2000 and $1,500 thereafter based on the value of collateral consisting of eligible accounts receivable and inventories. Indebtedness outstanding under the Loan Agreements is collateralized by substantially all of the assets of the Company. As a result of the default and modification of the Loan Agreements, the Company has classified outstanding bank debt in the aggregate amount of $11,460 at March 31, 2000 as a current liability.

      On March 29, 1999, the Company and its bank entered into an amendment (the "Amendment") that modified the terms of the Loan Agreements. Pursuant to that Amendment, the Company's working capital revolving credit line was reduced from $15,000 to $10,000 and the Company borrowed $4,000 pursuant to an installment note and established a $1,500 revolving credit line to finance its capital expenditures and a $2,000 revolving credit line to finance its export activities. The proceeds from the term note were used to reduce the Company's outstanding indebtedness under the $15,000 revolving credit line.

      The Loan Agreements, as modified by the Forbearance Agreement, contain covenants that prohibit or restrict the Company from engaging in certain transactions without the consent of the bank, including mergers or consolidations and disposition of assets, among others. Additionally, the Loan Agreements, as modified by the Forbearance Agreement, require the Company to maintain a working capital ratio of 1 to 1 and a ratio of total liabilities to net worth of 1.5 to 1. Noncompliance with any of these conditions and covenants or the occurrence of an event of default, if not waived or cured, could accelerate the maturity of the indebtedness outstanding under the Loan Agreements.

      Scheduled maturities of notes, debt and capital lease obligations payable for the next five years are as follows:

             Fiscal 2001                             $11,611
             Fiscal 2002                                 127
             Fiscal 2003                                  81
                                                     -------
                                                     $11,819
                                                     =======

      The Company leases certain equipment under capital lease obligations. The present value of future minimum lease payments for the assets under capital leases at March 31, 2000 is as follows:

             Fiscal 2001                                    $ 111
             Fiscal 2002                                      109
             Fiscal 2003                                       85
                                                            -----
             Total minimum capital lease obligation           305
             Less portion representing interest               (42)
                                                            -----
             Present value of minimum lease payments        $ 263
                                                            =====

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2000 and 1999 consist of the following:

                                                                2000       1999
                                                               ------     ------

          Payroll and payroll taxes                            $1,237     $1,218
          Warranty expense                                        561      1,101
          Relocation, severance and reorganization charges        440        615
          Professional fees                                        48        248
          Royalities and technology transfer fees                 249        284
          Customer advances                                       329        457
          Other                                                   259        274
                                                               ------     ------
                                                               $3,123     $4,197
                                                               ======     ======

      In  November  1999,  the  Company   announced  a  restructuring   plan  to
consolidate manufacturing operations, resize its core payphone business operations, reorient its distribution strategy and begin to build operations required to introduce its new public access Internet appliance products and back office management systems to the marketplace. In connection with this restructuring, the Company recognized other charges of $733 during the year ended March 31, 2000. These other charges consisted of estimated employee termination benefits under severance and benefit arrangements of $608 and future lease payments of $125 related to the closure of leased facilities. The other charges do not include the recognition of impairment losses of $148 related to closed facilities and the Company's decision to abandon a software development project related to certain discontinued activities. Impairment losses of $140 and $8 are classified as engineering, research and development expenses and selling, general and administrative expenses, respectively, during the year ended March 31, 2000.

      Under the November 1999 restructuring plan, the Company will terminate the employment of 56 employees by December 31, 2000, including 28 employees in connection with the consolidation of manufacturing operations and the closure of its manufacturing facility in Sarasota, Florida and 28 corporate employees in all major functions. As of March 31, 2000, the Company had terminated the employment of 54 employees under the plan. During the year ended March 31, 2000, the Company charged $320 of severance and benefit payments against the restructuring liability, which is included in accrued relocation, severance and reorganization liabilities.

      Under the restructuring plan, the Company closed a leased office facility in Alpharetta, Georgia and leased a larger facility to accommodate service operations related to its new public access Internet appliance products and back office management systems. The restructuring charges related to future lease payments include a termination settlement of $27 under a lease termination agreement with respect to the closed office facility and remaining lease payments of $98 under the lease agreement related to the Company's manufacturing facility. During the year ended March 31, 2000, payments of $47 related to the lease termination agreement and the closed facility were charged against the restructuring liability.

      During the year ended March 31, 1999, the Company reorganized its sales and marketing organization. The Company accrued and recognized reorganization charges of $490, which included the estimated costs of severance and salary continuation arrangements and related employee benefits with respect to terminated employees. During the years ended March 31, 2000 and 1999, the Company charged $373 and $117 of severance and benefit payments against the restructuring liability accrued in connection with the reorganization.

      The restructuring and reorganization charges of $733 and $490 during the years ended March 31, 2000 and 1999, respectively, are included in other charges (credits) in the accompanying consolidated statements of operations and other comprehensive income (loss).

      In connection with the acquisition of TSG, the Company assumed estimated liabilities of $1,200 pursuant to a plan to exit certain activities of TSG and terminate and relocate employees of TSG. These liabilities included the estimated costs of severance and salary continuation arrangements and related employee benefits of $730 and the estimated costs to relocate employees and property of TSG of $470. The plan provided for the closure of TSG's corporate facility and the integration of TSG's general, administrative and engineering activities into those of the Company, and identified the employees that were expected to be relocated or terminated as a result of the acquisition. During the years ended March 31, 2000, 1999 and 1998, the Company charged payments of $42, $806 and $152, respectively, against the liabilities accrued pursuant to the plan. During the year ended March 31, 2000, the Company charged $126 of the liabilities accrued pursuant to plan against goodwill recorded in connection with the acquisition, such amount representing a change in estimate related to remaining liabilities to be paid.

      Changes in accrued relocation, severance and reorganization charges for the years ended March 31, 2000, and 1999 are summarized as follows:

                                                    2000       1999       1998
                                                  -------    -------    -------

   Balance, beginning of year                     $   615    $ 1,048    $    --
   Acquired obligations                                --         --      1,200
   Restructuring and reorganization charges           733        490         --
   Payments                                          (782)      (923)      (152)
   Adjustment to goodwill                            (126)      --           --
                                                  -------    -------    -------
   Balance, end of year                           $   440    $   615    $ 1,048
                                                  =======    =======    =======

      Changes in accrued warranty expense for the years ended March 31, 2000, 1999 and 1998 are summarized as follows:

                                              2000          1999          1998
                                            -------       -------       -------

   Balance, beginning of year               $ 1,101       $ 1,170       $   295
   Acquired obligations                          --            --         1,075
   Expense provision                             53           419           240
   Charges incurred                            (593)         (488)         (440)
                                            -------       -------       -------
   Balance, end of year                     $   561       $ 1,101       $ 1,170
                                            =======       =======       =======

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

      A summary of the Company's supplemental cash flow information for the years ended March 31, 2000, 1999 and 1998 is as follows:

                                                            2000        1999     1998
                                                          -------    -------   -------
 Cash paid (received) during the year for
      Interest                                            $   950    $   861   $   427
      Income taxes                                         (1,876)       845       694

Non-cash investing and financing activities
     Receipt of marketable securities to satisfy
       accounts receivable resulting in an increase
       in other current assets and a reduction in
       accounts receivable                                    287         --        --
     Equipment acquired under capital lease
       obligations                                            279         --        --
     Tax benefit from exercise of options resulting in
       an increase in stockholders' equity and
       an increase in non-current deferred tax assets
       in 2000 and a decrease in income taxes payable
       in 1998                                                 98         --        62
     Issuance of common stock to acquire
       Technology Service Group, Inc. (see Note 2)             --         --    35,258
     Write-off of acquired accrued restructuring
       liabilities resulting in a decrease in accrued
       expenses and goodwill                                  126         --        --
     Compensation related to exercised stock options
       resulting in an increase in stockholders' equity
       and a decrease in accrued expenses                      18         --        --
     Other assets acquired by issuance
       of note payable                                         --        160        --

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

      On November 2, 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, $.01 par value, authorized for issuance to 40,000,000 shares, from 30,000,000 shares. Holders of voting common stock are entitled to one vote per share on all matters to be voted on by the stockholders. No dividends have been declared or paid on the Company's common stock during the years ended March 31, 2000, 1999 and 1998.

Common Stock Warrants

      At the acquisition date of TSG, TSG had issued and outstanding 1,150,000 redeemable warrants to purchase 575,000 shares of common stock at an exercise price of $11.00 per share (the "Redeemable Warrants") and warrants to purchase 100,000 shares of common stock at an exercise price of $10.80 per share (the "Underwriter Warrants"). In connection with the acquisition, the Redeemable Warrants were converted into warrants of the Company to purchase 603,750 shares of common stock at a per share exercise price of $10.48, and the Underwriter Warrants were converted into warrants of the Company to purchase 105,000 shares of common stock at a per share exercise price of $10.29 (see Note
2). On May 9, 1999, the Redeemable Warrants, none of which had been exercised or redeemed, expired pursuant to their terms. The Underwriter Warrants may be exercised at any time until May 9, 2001, the expiration date of the Underwriter Warrants. The Underwriter Warrants contain anti-dilution a provision providing for adjustments of the number of warrants and exercise price under certain circumstances. The Underwriter Warrants grant to the holders thereof certain rights of registration of the securities issuable upon their exercise.

Stock Option Plans

      On October 15, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The Compensation Committee (the "Committee") appointed by the Board of Directors of the Company administers the 1999 Plan, and pursuant to the 1999 Plan have the authority to grant non-qualified stock options to senior executive officers of the Company. Non-qualified stock options to purchase up to an aggregate of 539,988 shares of common stock may be granted under the 1999 Plan at option exercise prices determined by the Committee. The Committee has the authority to interpret the provisions of the 1999 Plan, to determine the terms and provisions of options granted under the 1999 Plan and to determine the number of shares subject to options granted and the vesting periods thereof. The Committee's authority to grant options under the 1999 Plan expires on October 15, 2004. Options granted under the 1999 Plan expire five years from the date of grant unless they are terminated prior thereto upon the termination of employment of a grantee.
Unvested options granted under the 1999 Plan expire immediately upon the termination of a grantee's employment by the grantee for any reason or by the Company for cause. Upon the termination of a grantee's employment by the Company without cause, options that would have vested during the twelve months after such termination of employment or during the remaining term of any employment agreement between the grantee and the Company, whichever is less, immediately vest and are thereafter exercisable until their expiration date, and any remaining unvested options expire as of the termination date. Pursuant to the terms of an employment agreement between the Company and its President and Chief Executive Officer dated October 15, 1999, the Company granted options under the 1999 Plan to purchase 539,988 shares of the Company's common stock at an exercise price of $1.67 per share. Such options vest and become exercisable ratably at the end of each month over the term of the employment agreement, which expires on October 11, 2002. As of March 31, 2000, options to purchase 90,000 shares of common stock are exercisable.

      On July 2, 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"). The 1991 Plan provides the Board of Directors of the Company with the authority to grant to employees, officers and directors of the Company non-qualified stock options and incentive stock options within the meaning of
Section 422A of the Internal Revenue Code. On November 2, 1999, the stockholders approved an amendment to the 1991 Plan that increased the number shares of the Company's common stock that may be issued under the 1991 Plan from 2,100,000 shares to 2,600,000 shares. The Board's authority to grant options under the 1991 Plan expires on July 2, 2001. The Board has the authority to determine the number of shares subject to options granted and such other terms and conditions under which options may be exercised. The per-share option price of stock options granted under the 1991 Plan shall not be less than the greater of the per-share fair market value of the Company's common stock as of the date of grant or $.75, or 110% of the per-share market value with respect to incentive stock options granted to employees owning 10% or more of the total combined voting power of all classes of the Company's stock. Options granted under the 1991 Plan expire five years from the date of grant or 30 days after termination of employment, except for termination of employment for certain specified reasons or unless the Board of Directors extends such 30-day period.

      As of March 31, 2000, options to purchase 541,534 shares of common stock were available for grant under the 1991 Plan. The weighted average exercise price of options outstanding under the 1991 Plan at March 31, 2000, 1999 and 1998 was $4.77, $5.09 and $4.72, respectively. At March 31, 2000, 1999 and 1998, options outstanding under the 1991 Plan had weighted average remaining contractual lives of 3.7 years, 3.0 years and 3.2 years, respectively.

      The following table summarizes information, including the status and changes in stock options outstanding, with respect to the 1991 Plan for each of the years in the three-year period ended March 31, 2000:

                                              Number of         Option Price
                                               Shares          Range Per Share
                                             ------------      ---------------

Outstanding at March 31, 1997                     391,448       $1.31 - $7.50
     Granted                                      285,400       $5.56 - $6.00
     Exercised                                    (69,385)      $1.31 - $6.19
     Cancelled                                    (62,188)      $3.50 - $7.50
                                             ------------
Outstanding at March 31, 1998                     545,275       $1.81 - $7.38
     Granted                                      561,000       $4.56 - $5.88
     Exercised                                    (22,600)      $1.81 - $3.50
     Cancelled                                    (57,675)      $3.50 - $6.94
                                             ------------
Outstanding at March 31, 1999                   1,026,000       $3.50 - $7.38
     Granted                                      806,250       $1.88 - $6.19
     Exercised                                   (140,250)      $4.56 - $6.19
     Cancelled                                   (535,825)      $1.88 - $7.38
                                             ------------
Outstanding at March 31, 2000                   1,156,175       $1.88 - $6.81
                                             ============

Options exercisable at March 31, 2000             258,899       $4.56 - $6.81
                                             ============
Options exercisable at March 31, 1999             291,255       $3.50 - $7.38
                                             ============
Options exercisable at March 31, 1998             137,800       $1.81 - $6.19
                                             ============

      On July 2, 1991, the Company adopted a Directors' Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the grant of non-qualified stock options to directors who are not employees of the Company. On November 2, 1999, the stockholders of the Company approved an amendment to the Directors Plan that increased the number shares of the Company's common stock that may be issued under the Director Plan from 225,000 shares to 300,000 shares. The Board's authority to grant options under the Directors Plan expires on July 2, 2001. Pursuant to the Directors Plan, each new non-employee director automatically receives a non-qualified option to purchase 4,000 shares of common stock upon appointment or election to the Board. Thereafter, on March 31 of each year, each non-employee director receives a non-qualified stock option to purchase 1,000 shares of common stock for each committee of the Board on which such non-employee director is then serving and for each committee of the Board on which such non-employee director is then serving as chairman. Non-employee directors are also eligible for discretionary grants of options under the Directors Plan. The per-share option price of stock options granted under the Directors Plan shall not be less than the greater of the per-share fair market value of the Company's common stock as of the date of grant or $2.00. Options granted under the Directors Plan become exercisable on the first anniversary of the date of grant. Options granted under the Directors Plan expire five years from the date of grant or 30 days after the date a director ceases to serve as a director (one year in the event of death or disability), except that such 30-day period does not apply if director status ceased within one year after a change in control of the Company or unless the Board of Directors extends such 30 day period.

      As of March 31, 2000, options to purchase 124,000 shares of common stock were available for grant under the Directors Plan. The weighted average exercise price of options outstanding under the Directors Plan at March 31, 2000, 1999 and 1998 was $4.71, $4.75 and $4.78, respectively. At March 31, 2000, 1999 and
1998, options outstanding under the Directors Plan had weighted average remaining contractual lives of 3.3 years, 3.9 years and 2.3 years, respectively.

      The following table summarizes information, including the status and changes in stock options outstanding, with respect to the Directors Plan for each of the years in the three-year period ended March 31, 2000:

                                              Number of         Option Price
                                               Shares          Range Per Share
                                             ------------      ---------------

Outstanding at March 31, 1997                     100,000       $2.00 - $6.31
     Granted                                       28,000       $5.56 - $5.88
     Exercised                                    (31,000)      $2.00 - $3.94
     Cancelled                                     (4,000)          $5.88
                                             ------------
Outstanding at March 31, 1998                      93,000       $3.81 - $6.31
     Granted                                       51,000       $3.59 - $4.56
     Exercised                                    (22,000)      $3.81 - $5.25
     Cancelled                                    (28,000)      $3.81 - $6.31
                                             ------------
Outstanding at March 31, 1999                      94,000       $3.59 - $6.31
     Granted                                       12,000           $3.16
     Exercised                                     (2,000)          $3.94
     Cancelled                                    (13,000)      $3.59 - $3.94
                                             ------------
Outstanding at March 31, 2000                      91,000       $3.16 - $6.31
                                             ============

Options exercisable at March 31, 2000              79,000       $3.59 - $6.31
                                             ============
Options exercisable at March 31, 1999              43,000       $3.94 - $6.31
                                             ============
Options exercisable at March 31, 1998              69,000       $3.81 - $6.31
                                             ============

      In connection with the acquisition of TSG, options to purchase 41,000 shares of common stock outstanding under TSG's 1995 Non-Employee Director Stock Plan (the "1995 Directors Plan") were converted into options to purchase 43,050 shares of common stock of the Company. No additional options may be granted under the 1995 Directors Plan subsequent to the acquisition. Such options became exercisable in full as a result of the acquisition of TSG and expire one year after the date a director ceases to serve as a director of TSG or ten years from the date of grant, whichever is earlier. At March 31, 1998, options to purchase 43,050 shares of common stock were outstanding at exercise prices ranging from $4.76 to $10.30 per share, and all such options were exercisable. The weighted average exercise price of options outstanding under the 1995 Directors Plan at March 31, 1998 was $7.83, and the remaining weighted average contractual life of such options was .7 years. During the year ended March 31, 1999, all options outstanding under the 1995 Directors Plan expired unexercised.

      In addition, in connection with the acquisition of TSG, options to purchase 531,125 shares of common stock outstanding under TSG's 1994 Omnibus Stock Plan (the "Omnibus Plan") were converted into options to purchase 557,682 shares of common stock of the Company. No additional options may be granted under the Omnibus Plan subsequent to the acquisition. The options are exercisable in four equal annual installments beginning on the date of grant, and expire ten years from the date of grant. The weighted average exercise price of options outstanding under the Omnibus Plan at March 31, 2000, 1999 and 1998 was $4.23, $3.10 and $3.09, respectively. At March 31, 2000, 1999 and 1998, options outstanding under the Omnibus Plan had weighted average remaining contractual lives of 4.4 years, 5.2 years and 6.5 years, respectively.

      The following table summarizes information, including the status and changes in stock options outstanding, with respect to the Omnibus Plan for each of the years in the three-year period ended March 31, 2000:

                                                Number of         Option Price
                                                 Shares             Per Share
                                             --------------       ------------

Options assumed and converted                        557,682      $.95 - $10.26
     Exercised                                      (68,479)      $.95 - $4.76
     Cancelled                                      (40,297)      $.95 - $10.26
                                             --------------
Outstanding at March 31, 1998                       448,906       $.95 - $10.26
     Exercised                                      (90,244)      $.95 - $4.76
     Cancelled                                      (23,887)      $.95 - $10.26
                                             --------------
Outstanding at March 31, 1999                       334,775       $.95 - $9.05
     Exercised                                     (146,300)      $.95 - $4.76
     Cancelled                                       (4,200)          $9.05
                                             --------------
Outstanding at March 31, 2000                       184,275       $.95 - $9.05
                                             ==============

Options exercisable at March 31, 2000               184,275       $.95 - $9.05
                                             ==============
Options exercisable at March 31, 1999               320,662       $.95 - $9.05
                                             ==============
Options exercisable at March 31, 1998               402,614       $.95 - $10.26
                                             ==============

Accounting for Stock-Based Compensation

      During the year ended March 31, 2000, the Company recognized stock-based compensation expense of $64 with respect to compensatory options granted under the 1999 Plan. During the year ended March 31, 1999, the Company modified the terms of certain outstanding options to include provisions that would accelerate their vesting upon a change in control of the Company and to extend the exercise period of vested options upon certain events. As a result of the modifications, the Company recognized stock-based compensation expense of $112 during the year ended March 31, 1999. During the year ended March 31, 2000, the Company credited $83 of previously recognized stock-based compensation expense related to cancelled and expired options to income. The Company did not recognize any compensation expense with respect to stock options granted under the Company's plans during the year ended March 31, 1998.

      A comparison of the Company's net income (loss) and earnings (loss) per share as reported and on a pro forma basis for the years ended March 31, 2000, 1999 and 1998 assuming the Company had adopted the fair value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation set forth in SFAS 123 is as follows:

                                                 2000         1999       1998
                                               ---------     ------    -------

 Net income (loss)            As reported      $ (11,188)    $  361    $ 1,757
                              Pro forma        $ (11,928)    $ (173)   $ 1,522

 Basic earnings (loss)        As reported      $   (0.83)    $ 0.03    $  0.18
   per share                  Pro forma        $   (0.88)    $(0.01)   $  0.16

 Diluted earnings (loss)      As reported      $   (0.83)    $ 0.03    $  0.18
   per share                  Pro forma        $   (0.88)    $(0.01)   $  0.15


      The fair value of each option granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes Option pricing model. The significant weighted-average assumptions used during the years ended March 31, 2000, 1999 and 1998 to estimate the fair values of options granted under the Company's stock option plans are summarized below:

                                              2000        1999         1998
                                           ---------   ---------    ----------
1999 Plan
    Expected dividend yield                      --           --           --
    Expected volatility                       77.66%          --           --
    Risk free interest rate                    6.20%          --           --
    Expected life                          4.0 years          --           --

1991 Plan
    Expected dividend yield                      --           --           --
    Expected volatility                       77.66%       47.07%       45.32%
    Risk free interest rate                    6.20%        6.20%        6.20%
    Expected life                          4.13 years   4.7 years    3.8 years

Directors Plan
    Expected dividend yield                      --           --           --
    Expected volatility                       78.52%       45.33%       45.32%
    Risk free interest rate                    6.20%        6.20%        6.20%
    Expected life                          4.0 years    4.0 years    3.8 years

      Based on these assumptions, the weighted average fair value of each option granted under the Company's 1999 Plan during the year ended March 31, 2000 was $1.01. The weighted average fair value of each option granted under the 1991 Plan during the years ended March 31, 2000, 1999 and 1998 was $2.52, $2.25 and $2.46, respectively. The weighted average fair value of each option granted under the Directors Plan during the years ended March 31, 2000, 1999 and 1998 was $0, $1.80 and $2.38, respectively.

Common Stock Reserved

      The number of shares of common stock reserved for issuance pursuant to the Company's stock option plans and outstanding common stock warrants at March 31, 2000 and 1999 is summarized as follows:

                                                    2000            1999
                                                 ---------       ---------

       Stock  Option Plans                       2,636,972       1,807,734
       Redeemable Warrants                              --         603,750
       Underwriter Warrants                        105,000         105,000


Stockholder Rights Plan

      The Company adopted a Stockholder Rights Plan and granted common stock purchase rights as a dividend at the rate of one right ("Right") for each share of outstanding common stock of the Company held of record as of the close of business on May 11, 1999. When the Rights become exercisable, the holders thereof will be entitled to purchase, for an amount equal to $10 per Right (the "Purchase Price," which is subject to adjustment) common stock of the Company with a fair market value equal to two times such amount. Subject to certain exceptions, if certain persons or entities (an "Acquirer"), as defined in the Stockholder Rights Agreement between the Company and its transfer agent, become the beneficial owners of 10% or more of the common stock of the Company or announce a tender or exchange offer which would result in its ownership of 10% or more of the common stock of the Company, the Rights, unless redeemed by the Company, become exercisable ten (10) days after a public announcement that an Acquirer has become such. If, following the Rights becoming exercisable, the Company is acquired in a merger or similar transaction, or if 50% or more of the Company's assets or earning power are sold in one or more related transactions, the holders of the Rights would be entitled to purchase, upon exercise, common stock of the acquiring company with a fair market value of two times the Purchase Price. The Rights may be redeemed at any time until ten days following a public announcement that an Acquirer has become such at $.001 per Right upon a vote therefore by a majority of the outside directors. Presently, the Rights are not exercisable nor are they separately traded from the Company's common stock. The Rights expire on May 11, 2009.

NOTE 11 - INCOME TAXES

      Income tax expense for the years ended March 31, 2000, 1999 and 1998 is comprised of the following:

                                               2000          1999          1998
                                             -------       -------       -------

     Current tax expense (benefit):
     Federal                                 $    67       $  (422)      $   624
     State                                       (28)           72            21
                                             -------       -------       -------
                                                  39          (350)          645
                                             -------       -------       -------
     Deferred tax expense (benefit):
     Federal                                   2,894           550           124
     State                                       353            13            84
                                             -------       -------       -------
                                               3,247           563           208
                                             -------       -------       -------
     Net tax expense                         $ 3,286       $   213       $   853
                                             =======       =======       =======

      During the year ended March 31, 2000, the Company recorded a valuation allowance equal to the entire deferred tax asset balance because the Company's financial condition gives rise to an uncertainty as to whether the deferred tax asset is realizable. The increase in the valuation allowance during the year ended March 31, 2000 was $6,193. There was no increase or decrease to the valuation allowance for the years ended March 31, 1999 and 1998.

      Deferred tax assets and liabilities as of March 31, 2000 and March 31, 1999 are comprised of the following:

                                                       2000         1999
                                                      -------     -------

     Deferred tax assets:
     Accounts and notes receivable reserves           $   691     $   845
     Inventory and inventory reserves                     760         723
     Warranty and other accruals                          621         847
     Other assets and liabilities                         (14)         --
     State taxes                                          187          --
     Tax credit carryforwards                           1,442       1,213
     Net operating loss carryforwards                   6,236       3,729
                                                      -------     -------
                                                        9,923       7,357
                                                      -------     -------
     Deferred tax liabilities:
     Property, plant and equipment                          6          75
     Intangible and other assets                        1,395       1,675
     State taxes                                           --          85
                                                      -------     -------
                                                        1,401       1,835
                                                      -------     -------
     Excess of deferred tax assets over
       deferred tax liabilities                         8,522       5,522
     Less valuation allowance                          (8,522)     (2,359)
                                                      -------     -------
     Net deferred tax asset                                --       3,163
     Less current deferred tax asset                       --      (2,215)
                                                      -------     -------
     Non-current deferred tax asset                   $    --     $   948
                                                      =======     =======

      At March 31, 2000, the Company has available net operating loss carryforwards for federal and state tax purposes of approximately $16,789 and $15,705 respectively, which expire from 2001 through 2015. In addition, the Company has available approximately $1,442 in research and other tax credit carryforwards, which expire from 2001 through 2015.

      The utilization of certain net operating loss carryforwards for federal income tax purposes is subject to an annual limitation of approximately $200 as a result of a previous change in ownership of TSG. In addition, these pre-change losses may only be utilized to the extent that taxable income is generated by TSG. These limitations do not reduce the total amount of net operating losses that may be taken for federal income tax purposes, but rather substantially limit the amount that may be used during a particular year. As a result, it is more likely than not that the Company will be unable to use a significant portion of these net operating loss carryforwards. The valuation allowance of $2,215 at March 31, 1999 relates to these carryforwards.

      The reconciliation of income tax attributable to income before taxes for the years ended March 31, 2000, 1999 and 1998 computed at the U.S. statutory tax rate to the Company's effective tax rate is as follows:

                                                     2000       1999       1998
                                                    ------     ------     ------

     U.S. statutory rate                            (34)%       34.0%      34.0%
     Increases (decreases) resulting from:
           State taxes, net of federal benefit         --       10.5        2.7
           Business credits                           2.9      (71.6)      (7.4)
           Amortization of goodwill                  (8.7)      40.8        2.5
           Stock option compensation                   --        6.6         --
           Expired net operating losses                --        7.8         --
           Change in valuation allowance             84.5         --         --
           Other                                     (3.1)       8.9         .9
                                                     ----       ----       ----
      Effective rate                                 41.6%      37.0%      32.7%
                                                     ====       ====       ====

NOTE 12 - DISCLOSURES ABOUT SEGMENTS AND RELATED INFORMATION

      The Company has two business segments, the public payphone market segment and the public Internet appliance market segment, which is in the development stage. The Company has not generated any significant revenues from the public Internet appliance market segment as of March 31, 2000. The Company's customers include private payphone operators and telephone companies in the United States and certain foreign countries and its distributors. During the year ended March 31, 2000, the Company modified the way it analyzes its business. Previously, the Company analyzed its business based on three customer groups consisting of domestic telephone companies, domestic private payphone operators and international customers. Because of the development of its Internet business, the Company now analyzes its business based on two segments, the payphone market segment and the Internet appliance market segment.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1. The Company evaluates segment performance based on gross profit and its overall performance based on profit or loss from operations before income taxes.

         The products and services provided by each of the reportable segments are similar in nature, particularly with regard to public telecommunications terminals and related services. However, the public terminals provided by the Internet appliance segment provide the capability to access internet-based content in addition to their public telecommunications capability and the services of this segment include the management of content delivered to the interactive terminals. There are no transactions between the reportable segments. External customers account for all sales revenue of each reportable segment. The information that is provided to the chief operating decision maker to measure the profit or loss of reportable segments includes sales, cost of sales based on standards and gross profit based on standards. Operating expenses, including depreciation, amortization and interest are not included in the information provided to the chief operating decision maker to measure performance of reportable segments.

      The sales revenue and gross profit of each reportable segment for the years ended March 31, 2000, 1999 and 1998 is set forth below:

                                            2000                       1999                       1998
                                   ------------------------    ------------------------    ------------------------
                                     Sales     Gross Profit      Sales     Gross Profit     Sales      Gross Profit
                                   --------    ------------    --------    ------------    --------    ------------
Payphone segment                   $ 47,217      $ 16,091      $ 65,263      $ 24,607      $ 46,250      $ 19,869
Internet appliance
  segment                                78            19            --            --            --            --
                                   --------      --------      --------      --------      --------      --------
                                   $ 47,295      $ 16,110      $ 65,263      $ 24,607      $ 46,250      $ 19,869
                                   ========      ========      ========      ========      ========      ========

      The sales revenue of each reportable segment by customer group for the years ended March 31, 2000, 1999 and 1998 is summarized as follows:

                                                 2000        1999          1998
                                               -------      -------      -------

       Payphone segment:
         Private operators                     $10,366      $20,081      $18,684
         Telephone companies                    27,209       32,507       15,999
         Distributors                            3,360        4,995        2,368
         International operators                 6,282        7,680        9,199
       Internet appliance segment:
         International operators                    78           --           --
                                               -------      -------      -------
                                               $47,295      $65,263      $46,250
                                               =======      =======      =======

      The Company does not allocate assets or other corporate expenses to reportable segments. A reconciliation of segment gross profit information to the Company's financial statements is as follows:

                                                 2000        1999         1998
                                               --------    --------    --------

Total gross profit of reportable segments      $ 16,110    $ 24,607    $ 19,869
Unallocated cost of sales                        (3,995)     (2,979)     (2,264)
Unallocated corporate expenses                  (20,017)    (21,054)    (14,995)
                                               --------    --------    --------
(Loss) income before income taxes              $ (7,902)   $    574    $  2,610
                                               ========    ========    ========

      Information with respect to sales of products and services of the Company's reportable segments during the years ended March 31, 2000, 1999 and 1998 is set forth below:

                                                      2000      1999       1998
                                                     -------   -------   -------

Payphone segment:
  Payphone terminals                                 $12,896   $23,758   $22,920
  Printed circuit board control modules and kits      15,056    18,790    10,436
  Components, assemblies and other products            5,804    12,200    10,070
  Repair, refurbishment and upgrade services          12,363     9,895     2,285
  Other services                                       1,098       620       539
Internet appliance segment:
  Internet appliance terminals                            78        --        --
                                                     -------   -------   -------
                                                     $47,295   $65,263   $46,250
                                                     =======   =======   =======

      The Company markets its products and services in the United States and in certain foreign countries. The Company's international payphone business consists of export sales, and the Company does not presently have any foreign operations. Sales by geographic region for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                 2000         1999         1998
                                               -------      -------      -------

United States                                  $40,935      $57,583      $37,051
Canada                                           2,851        3,197        2,012
Latin America                                    3,023        3,943        6,168
Europe, Middle East and Africa                     410           41          195
Asia Pacific                                        76          499          824
                                               -------      -------      -------
                                               $47,295      $65,263      $46,250
                                               =======      =======      =======

      During the years ended March 31, 2000 and 1999, one customer accounted for 39% and 20%, respectively, of the Company's sales. During the year ended March 31, 1998, no single customer accounted for 10% or more of the Company's sales. Ten domestic customers and five international customers account for $4,735 (62%) and $1,826 (24%), respectively, of the Company's accounts receivable at March 31, 2000. The domestic customers primarily include telephone companies and distributors. The international customers include cellular carriers and private operators in Canada, Puerto Rico, Guatemala and Ecuador. Five domestic customers and three international customers account for (net of specific allowances for credit losses) $479 (21%) and $1,276 (57%) respectively, of the Company's notes receivable at March 31, 2000. The domestic customers include private operators and the international customers include a telephone company and private operators in Mexico and the Philippines.

NOTE 13 - SAVINGS PLAN

      The Company has a savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may voluntarily contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. The TSG 401(k) retirement and profit sharing plan was merged into the Company's savings plan on January 1, 1999, and the Company's plan was amended to include provisions at least as favorable as those of the TSG plan. The Company matches up to 50% of the participants' contributions, up to an additional 2% of the participants' compensation. Participants are 100% vested with respect to their contributions to the plan. Vesting in Company matching contributions begins at 20% after one year of service with the Company and increases annually each year thereafter until full (100%) vesting upon five years of service. The plan pays retirement benefits based on the participant's vested account balance. Benefit distributions are generally available upon a participant's death, disability or retirement. Participants generally qualify to receive retirement benefits upon reaching the age of 65. Early retirees generally qualify for benefits provided they have reached age 55 and have completed 5 years of service with the Company. Benefits are payable in lump sums equal to 100% of the participant's account balance. Plan expense approximated $189, $151 and $114, respectively, for the years ended March 31, 2000, 1999 and 1998.

NOTE 14 - OTHER CHARGES (CREDITS)

      Other charges (credits) for the year ended March 31, 2000 consist of the restructuring charges discussed in Note 8.

      During the year ended March 31, 1999, the Company was involved in negotiations concerning a possible business combination with an international telecommunications equipment manufacturer. During April 1999, the Company decided that the terms and conditions of the business combination as then proposed would not be, at that time, in the best long-term interests of the Company's stockholders, and terminated the negotiations. In connection therewith, the Company charged to operations approximately $1.2 million of expenses, consisting primarily of legal, accounting and consulting fees and expenses incurred by the Company during the negotiations and in connection with due diligence investigations. This charge, together with charges of $490 related to the reorganization discussed in Note 8 and other miscellaneous charges of $42, are reflected as other charges (credits) in the accompanying consolidated statement of operations and other comprehensive income (loss) for the year ended March 31, 1999.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Litigation

      The Company is a defendant in a punitive class action alleging that a former customer of the Company that filed for bankruptcy conspired with its own officers and professionals, and with various telephone suppliers (including the Company) to defraud investors in that customer by operating a Ponzi scheme. Allegations include unlawful business practices, fraudulent and unfair business practices, false and misleading advertising, fraud and deceit, conspiracy to defraud, negligence and negligent misrepresentation, violations of California law, professional negligence and legal malpractice and spoliation of evidence. On September 28, 1998, the Company's Motion for Summary Judgment was granted by the Court and the Court dismissed the Company from the class action. On December 11, 1998, the plaintiffs appealed the Court's decision to grant the Company's Motion for Summary Judgment. On June 8, 2000, the Court of Appeal, Fourth Appellate District, Division One of the State of California affirmed the Summary Judgment entered by the Superior Court of San Diego County in favor of the Company.

      While the Company is subject to various other legal proceedings incidental to its business, there are no such pending legal proceedings, which are believed to be material to the business of the Company.

Operating Leases

      Minimum future rental payments at March 31, 2000 under non-cancelable operating leases with an initial term of more than one year are summarized as follows:

                       Fiscal 2001                 $266
                       Fiscal 2002                  161
                       Fiscal 2003                  123
                       Fiscal 2004                  112
                       Fiscal 2005                   66
                                                   ----
                                                   $728
                                                   ====

      Rent  expense  for  the  years  ended  March  31,  2000,   1999  and  1998
approximated $399, $421 and $253, respectively.

Royalty and Technology Transfer Fee Agreements

      Pursuant to the terms of patent license and technology transfer agreements entered into in connection with the acquisition of the Lucent assets, the Company agreed to pay royalties and fees with respect to sales of acquired products. In addition, during the year ended March 31, 2000, the Company entered into various other license agreements regarding technology used its Internet appliance products. Royalties and fees under these agreements during the fiscal years ended March 31, 2000, 1999 and 1998 approximated $318, $220 and $86, respectively.

Employment Contracts

      On October 15, 1999, the Company hired a new President and Chief Executive Officer. The employment agreement between the Company and its new President and Chief Executive Officer expires on October 11, 2002 and may be terminated earlier by either party with 30 days prior written notice. The agreement provides for minimum annual base compensation of $250 and incentive compensation of up to 50% of base compensation at the discretion of the Board of Directors, subject to a minimum of 25% of base compensation for the period beginning October 15, 1999 and ending December 31, 2000. In addition, under the terms of the agreement, the President and Chief Executive Officer is entitled to receive benefits made available to other executives of the Company and reimbursement of relocation expenses of $40. Further, the agreement provides for the payment of severance compensation if the Company terminates the agreement without cause equal to $250 unless the remaining term of the agreement is less than 12 months in which event such amount is prorated over the remainder of the term. The employment agreement also contains confidentiality and non-compete provisions. Pursuant to the terms of the agreement, the Company granted options under the 1999 Plan to purchase 539,988 shares of the Company's common stock at an exercise price of $1.67 per share (see Note 10).

      In addition, the Company has entered into employment agreements with certain of its other officers that continue in effect until either party to the agreement terminates the agreement with at least 60 days prior written notice, subject to certain earlier termination provisions. Pursuant to the agreements, the officers are entitled to minimum compensation aggregating $380 annually. In addition, if these agreements are terminated by the Company without cause, the officers are entitled to receive the amount of compensation and benefits they would otherwise have received for a period of six months from the date of termination and thereafter until they locate employment comparable to their employment at the date of termination but not for a period longer than twelve months from the date of termination of employment.

NOTE 16 - LIQUIDITY

      During the year ended March 31, 2000, the Company reported a net loss of $11,188. Although sales and revenues from the Company's core payphone business began to decline in the previous year, the Company believed that the decline would stabilize. However, based on reduced sales and revenues for the year ended March 31, 2000, non-recurring charges related to an aborted business combination during the year ended March 31, 1999 and significant investments in the development of the Company's Internet terminal appliances and back office software systems, the Company breached one of the financial covenants contained in the loan agreements between the Company and its bank, as further described in
Note 7. As a result of the covenant default, the bank stopped advancing funds to the Company under the revolving credit lines provided under the loan agreements, and had the right to accelerate the maturity of outstanding indebtedness under the loan agreements. On April 12, 2000, the Company entered into the Forbearance Agreement pursuant to which the maturity date of indebtedness outstanding under the loan agreements was changed to July 31, 2000.

         The Company will not be able to pay its outstanding bank indebtedness on July 31, 2000 unless it is able to raise additional capital and/or restructure the bank indebtedness, and may not be able to remain in compliance with the terms of the Forbearance Agreement until July 31, 2000. As a result, the Company is attempting to secure an asset-based financing arrangement and raise additional equity capital and/or other sources of funding through a private placement of securities.

      The Company believes that its efforts to raise additional capital and/or other funding will be successful, and that it will be able to refinance and/or restructure its outstanding bank indebtedness. If the Company is successful in raising additional equity capital, the percentage ownership of the Company's then current stockholders will be reduced and such reduction may be substantial. However, there is no assurance that the Company's efforts will be successful, or if successful, that such financing would not be on onerous terms. If the Company's efforts to raise additional equity capital and/or other funding and refinance and/or restructure its bank debt are not successful, the Company could experience difficulties meeting its obligations and it may be unable to continue normal operations, except to the extent permitted by its bank.

      Cash flows from operations will not be adequate to fund the Company's obligations and operations for the next twelve months without raising additional capital. The Company may require additional funds during or after such period in addition to that currently sought. Additional financing may not be available except on onerous terms, or at all. If the Company cannot raise adequate funds, if and when necessary, to satisfy its capital requirements, it may have to limit its operations significantly, which would adversely affect its prospects. The Company's future capital requirements depend upon many factors, including, but not limited to, the level of sales and revenues of its payphone business, success of its Internet appliance business, the extent to which it develops and upgrades its network, the extent to which it expands its content solutions and delivery capabilities and the rate at which it expands its sales and marketing operations.

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

Directors

      Directors are elected to serve for a one-year term and until their successors are elected and qualified. Directors of the Company who were serving as such at the end of fiscal 2000 are as follows:

         Name                               Age                 Director Since

         Michael J. Boyle                    54                       1999
         Joseph M. Jacobs                    47                       1998
         Charles H. Moore                    70                       1993
         Thomas E. Patton                    59                       1989
         Mark L. Plaumann                    44                       1997

      Michael J. Boyle has served as President and Chief Executive Officer of the Company since October 1999. He became Chairman of the Company in February 2000. Prior to joining Elcotel Mr. Boyle was the President and CEO of Phoenix Wireless Group ("Phoenix"), a venture capital funded software development and services company serving the wireless and IP industry. Phoenix developed advanced software based features and services designed to integrate the converging networks in voice, data and wireless. Mr. Boyle was with Phoenix from January 1998 until its sale to Lucent Technologies Inc. in June of 1999. From May of 1991 to January 1998, Mr. Boyle served as Senior Vice President, General Manager of Operations for Fujitsu Business Communications Systems (a wholly owned subsidiary of Fujitsu Limited), a provider of wireless and wireline telecommunications equipment and software for enterprise customers and backbone networks. From June 1989 to May 1991, he served as Division President of Bell + Howell Corporation and a senior member of a management led privatization of this public corporation. From May 1982 to June 1989, Mr. Boyle served as Vice President and General Manager at ROLM/IBM. Previously, Mr. Boyle held a variety of sales and management roles for the Xerox Corporation and in his own business. Mr. Boyle holds a Masters in Management degree from Northwestern University Kellogg School of Management.

      Mr. Jacobs was appointed a director of the Company in February 1998 and resigned as a director in June 2000. Mr. Jacobs has been President of Wexford Management LLC, a manager of several private investment partnerships including Wexford Partners Fund L.P., since its inception in January 1996. From May 1994 to January 1996, he was President and sole shareholder of Concurrency Management Corporation, the predecessor to Wexford Management LLC. From 1982 to May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group, Inc.

      Mr. Moore has been a director of the Company since December 1993. Mr. Moore has served as Deputy to the Chairman of the Committee to Encourage Corporate Philanthropy since November 1999. Mr. Moore was the Director of Athletics for Cornell University from November 1994 to September 1999. From November 1992 to October 1994, Mr. Moore was Vice Chairman of Advisory Capital Partners, Inc., an investment advisory firm. From July 1988 to October 1992, Mr. Moore served as President and Chief Executive Officer of Ransburg Corporation, a producer of industrial coating systems and equipment, and from August 1991 to October 1992 as Executive Vice President of Illinois Tool Works, Inc., a multinational manufacturer of highly engineered components and systems. Mr. Moore is currently a director of The Sports Authority and is Chairman of the Audit Committee of the United States Olympic Committee.

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

      Mr. Plaumann became a director of the Company in December 1997. Mr. Plaumann has been a Managing Director of Greyhawke Capital Advisors LLC, an investment firm, since June 1998, and a consultant to Wexford Management LLC since March 1998. From January 1996 to March 1998, Mr. Plaumann was Senior Vice President of Wexford Management LLC, a manager of several private investment partnerships. From February 1995 to January 1996, Mr. Plaumann was a Vice President or director of the predecessor entities of Wexford Management LLC. From 1990 to January 1995, Mr. Plaumann was a managing director of Alvarez & Marsal, Inc., a crisis management consulting firm. From 1985 to 1990, he served in several capacities with American Healthcare Management, Inc., an owner and operator of hospitals, most recently as its President. From 1974 to 1985, Mr. Plaumann was with Ernst & Young LLP in several capacities in its auditing and consulting divisions. Mr. Plaumann is a director of Vivax Medical Corporation, a manufacturer of specialty beds and wound care products. Mr. Plaumann was a director of TSG prior to the acquisition of TSG in December 1997.

Executive Officers

      Executive officers are elected by the Board of Directors and serve until they resign or are removed by the Board. The Company's executive officers that were serving as such at the end of fiscal 2000 are as follows:

         Name                     Age      Positions and Offices

         Michael J. Boyle         54       President, Chief Executive Officer
                                           and Chairman of the Board

         Daniel S. Fragen         41       Senior Vice President, Worldwide
                                           Sales and Marketing

         David F. Hemmings        53       Senior Vice President, Business
                                           Development and Technology/Systems
                                           Development

         Kenneth W. Noack         62       Vice President, Operations

         William H. Thompson      47       Senior Vice President, Administration
                                           & Finance, Chief Financial Officer
                                           and Secretary

      The business experience of Mr. Boyle is set forth above under the listing of directors of the Company.

      Mr. Fragen joined the Company as Senior Vice President of Worldwide Sales and Marketing in March 2000. From October 1997 to March 2000, Mr. Fragen was Vice President of Sales and most recently President of the U.S. and Canada Sales Division of Perle Systems, Inc., which developed, manufactured, and sold data communications products aimed at the remote access marketplace. From April 1989 to October 1997, he held various executive positions including Regional Vice-President/General Manager and General Manager of National Distribution of Fujitsu Business Communications Systems, Inc. Prior to that, between 1980 and 1999, Mr. Fragen held various sales positions with Pitney Bowes Corp., Automatic Data Processing, Inc., ITT Business Communications Corp. and Merorex Telex, Inc. Mr. Fragen holds a Masters in Management degree from Northwestern University Kellogg School of Management.

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

      Mr. Noack joined the Company in July 1992 as Director of Operations and has served as Vice President of Operations since January 1993. From 1973 to 1992, Mr. Noack held various management and executive positions, including Vice President of Manufacturing and Vice President of Operations Planning and Materials, with AT&T Paradyne Corporation in Largo, Florida. Prior to his employment with AT&T Paradyne Corporation, he held various management positions with a division of Universal Oil Products and a division of Sunbeam Corporation. Mr. Noack holds a Bachelors degree in Operations Management from the University of Wisconsin, Milwaukee.

      Mr. Thompson joined the Company as Senior Vice President of Administration/Finance in December 1997, was elected Secretary in February 1998, and became the Chief Financial Officer in December 1998. From February 1994 to December 1997, Mr. Thompson served as Vice President of Finance, Chief Financial Officer and Secretary of Technology Service Group, Inc., and from 1990 to 1994, he served as its Vice President of Finance. From 1983 to 1990, Mr. Thompson held various financial executive positions with Cardiac Control Systems, Inc., a publicly held medical device manufacturer. From 1974 to 1983, Mr. Thompson held various positions, most recently as Audit Manager, with PriceWaterhouseCoopers LLP, certified public accountants. Mr. Thompson holds a Bachelors of Science degree in Accountancy from Florida State University and is a Certified Public Accountant in the State of Florida.

                                   ----------

Item 11. EXECUTIVE COMPENSATION

      This item  contains  information  about  compensation,  stock  options and
employment   arrangements  and  other  information  concerning  certain  of  our executive officers.

                           Summary Compensation Table

      The following table sets forth the compensation earned for services rendered during the fiscal years indicated by each of the persons who served as our Chief Executive Officer during the year ended March 31, 2000 and our four most highly compensated executive officers other than the Chief Executive Officer whose salary and bonus exceeded $100,000 during the year ended March 31, 2000, three of whom were serving as executive officers as of March 31, 2000 and one of whom that was not serving as an executive officer as of March 31, 2000 ("named executive officers").

                                                                                         Long Term
                                                                                         Compen-
                                                                                         sation
                                                     Annual Compensation                 Awards
                                           -----------------------------------------   ------------
            (a)                 (b)         (c)            (d)              (e)            (g)          (i)
                                                                           Other       Securities
                                                                          Annual        Underlying    All Other
                                                                          Compen-        Option/       Compen-
    Name and Principal                                                    sation          SARs         sation
         Position                Year      Salary ($)      Bonus ($)      ($) (1)        (#) (2)        ($)
--------------------------      ------    -----------     -----------     -------       ----------    ---------
Michael J. Boyle (3)             2000        105,894        47,414 (4)        5,949        539,988           28 (5)
Chairman, President and          1999             --            --               --             --           --
Chief Executive Officer          1998             --            --               --             --           --

C. Shelton James (6)             2000        143,335            --               --         76,750       75,854 (7)
Chairman, Acting President       1999         94,250            --               --         50,000        2,117
& Chief Executive Officer        1998         90,613        34,995               --         34,000        2,066

Tracey L. Gray (8)               2000         92,339            --               --             --       48,141 (9)
President and Chief              1999        195,635            --               --         50,000        5,168
Executive Officer                1998        162,396        65,710               --         41,000        4,621

Eduardo Gandarilla (10)          2000        186,824        18,000               --         65,000        4,020 (11)
Executive Vice President         1999        215,600         7,500           19,868         35,000        4,371
                                 1998        184,753        17,665               --         10,000        4,338

David F. Hemmings (12)           2000        157,788            --              231         65,000        5,095 (13)
Senior Vice President            1999        118,519        15,000           15,480         50,000        4,054
                                 1998             --            --               --             --           --

Kenneth W. Noack                 2000        108,904            --               --         55,000        2,689 (14)
Vice President                   1999        105,250         6,000               --         25,000        2,802
                                 1998         97,467        16,387               --          8,000        2,580

William H. Thompson (15)         2000        134,385            --            8,273         70,000        3,013 (16)
Senior Vice President            1999        124,532        12,000           17,221         25,000        1,592
                                 1998         35,551         3,725               --         30,000          281

----------

Footnotes to Summary Compensation Table

(1) Other annual compensation with respect to Mr. Boyle, Mr. Gandarilla and Mr. Thompson represents reimbursements of relocation expenses and/or related income taxes. Other annual compensation with respect to Mr. Hemmings includes reimbursement of relocation expenses and an employment-signing bonus of $15,000 in 1999.

(2) Represents the number of shares of common stock underlying options granted under our 1991 Stock Option Plan, except with respect to Mr. Boyle whose stock options were granted under our 1999 Stock Option Plan.

(3) Mr. Boyle joined the Company on October 15, 2000 as its President and Chief Executive Officer and was appointed as our Chairman on February 15, 2000.


(4) Includes bonus compensation of $47,414 accrued but not paid under the terms of Mr. Boyle's employment agreement.

(5)   Represents the taxable portion of Company paid group term life insurance.

(6) Mr. James served as our Chairman until he resigned on February 15, 2000 and served as our acting President and Chief Executive Officer from June 10, 1999 to October 15, 1999.

(7) Includes the taxable portion of Company paid group term life insurance of $396 and matching contributions of $3,343 that we made to our 401(k) savings plan for the account of the executive. Also includes severance payments of $72,115 under the terms of the employment agreement between the Company and Mr. James.

(8) Mr. Gray served as our President and Chief Executive Officer until he retired in June 1999.

(9) Includes the taxable portion of Company paid group term life insurance of $457 and matching contributions of $615 that we made to our 401(k) savings plan for the account of the executive. Also includes payments of $47,069 under the terms of the retirement agreement between the Company and Mr. Gray.

(10) Mr. Gandarilla resigned from his position as Executive Vice President of Sales and Marketing on March 22, 2000. The salary of Mr. Gandarilla includes sales commissions paid to Mr. Gandarilla under his sales compensation plan.

(11) Includes the taxable portion of Company paid group term life insurance of $138 and matching contributions of $3,882 that we made to our 401(k) savings plan for the account of the executive.

(12) Mr. Hemmings joined the Company on June 1, 1998 as its Senior Vice President of Business Development and Technology/Systems Development.

(13) Includes the taxable portion of Company paid group term life insurance of $138 and matching contributions of $3,380 that we made to our 401(k) savings plan for the account of the executive. Also includes $1,577 related to additional life insurance premiums paid by the Company.

(14) Includes the taxable portion of Company paid group term life insurance of $396 and matching contributions of $2,293 that we made to our 401(k) savings plan for the account of the executive.

(15) Mr. Thompson joined the Company on December 18, 1997 as its Senior Vice President of Administration and Finance upon the acquisition of Technology Service Group, Inc.

(16) Includes the taxable portion of Company paid group term life insurance of $90 and matching contributions of $2,923 that we made to our 401(k) savings plan for the account of the executive.

Stock Option Grants in the Last Fiscal Year

      The following table sets forth certain information with respect to stock options to purchase shares of our common stock that were granted to each of the named executive officers during the year ended March 31, 2000.

                                                                                                  Potential
                                                                                              Realizable Value at
                                                                                                Assumed Annual
                                                                                              Rates of Stock Price
                                                                                                 Appreciation
                                    Individual Grants                                         for Option Term (4)
-------------------------------------------------------------------------------------------------------------------
           (a)                   (b)              (c)            (d)            (e)           (f)            (g)
                                               % of Total
                               Number           Options
                                 of            Granted to
                             Securities        Employees      Exercise
                             Underlying        in Fiscal        Price       Expiration
Name                           Options            Year        ($/Share)        Date            5%            10%
------------------           ----------        ----------      --------     ----------     ---------      ---------
Michael J. Boyle              539,998 (1)         40.1%       $ 1.6700      10/15/04       $ 519,992      $ 892,321
C. Shelton James                6,250 (2)          0.5%       $ 6.1875      02/20/01              --             --
                               20,500 (2)          1.5%       $ 6.0000      05/22/02              --             --
                               50,000 (2)          3.7%       $ 4.5625      02/15/00              --             --
Eduardo Gandarilla             30,000 (3)          2.2%       $ 1.8750      07/16/04          14,354         32,843
                               35,000 (3)          2.6%       $ 5.3440      02/25/05          48,884        110,667
David F. Hemmings              30,000 (3)          2.2%       $ 1.8750      07/16/04          14,354         32,843
                               35,000 (3)          2.6%       $ 5.3440      02/25/05          48,884        110,667
Kenneth W. Noack               20,000 (3)          1.5%       $ 1.8750      07/16/04           9,569         21,896
                               35,000 (3)          2.6%       $ 5.3440      02/25/05          48,884        110,667
William H. Thompson            30,000 (3)          2.2%       $ 1.8750      07/16/04          14,354         32,843
                               40,000 (3)          3.0%       $ 5.3440      02/25/05          55,867        126,476


----------

(1) These options were granted under the 1999 Stock Option Plan pursuant to the terms of an employment agreement effective October 15, 1999 at an exercise price less than the per share market value of our common stock on the grant date, which was $1.938 per share. The options become exercisable in increments of 15,000 shares at the end of each month during the first twenty-four (24) months after the date of grant and in increments of 14,999 shares at the end of each month during the succeeding twelve months.

(2) These options were granted under the 1991 Stock Option Plan pursuant to the terms of an employment agreement effective June 10, 1999 at exercise prices that were above the per share market value of our common stock on the date of grant. Options to purchase 12,791 shares of common stock became exercisable on the 10th of each of the months beginning in July 1999 and ending in November 1999 and the remaining options to purchase 12,975 shares became exercisable on December 10, 1999.

(3) These options were granted at an exercise price equal to the per share market value of our common stock on the grant date. The options become exercisable twenty-five percent each year beginning one year after the date of grant.

(4) The potential realizable value is calculated based on the term of the option (five years) at its date of grant. It is calculated by assuming that our stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; however, the named executives will not actually realize any benefit from the option unless the market value of our stock in fact increases over the option exercise price. The potential realizable value of the options granted to Mr. Boyle assuming that our stock price appreciates at 0% for the term of the option was $144,719.

Aggregated Stock Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth for each of the named executive officers certain information with respect to stock options exercised during the year ended March 31, 2000 and the number and value of exercisable and unexercisable options held by named executive officers as of March 31, 2000. The "Value Realized" on "Shares Acquired on Exercise" during the year ended March 31, 2000 is based on the difference between the closing market price of our common stock on the exercise date and the option exercise price per share. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is based on the difference between the closing market price of our common stock on March 31, 2000 ($3.156 per share) and the option exercise price per share.

            (a)                     (b)           (c)              (d)                    (e)
                                                                Number of
                                                               Securities               Value of
                                                               Underlying             Unexercised
                                                               Unexercised            In-the-Money
                                                               Options at              Options at
                                  Shares                         Fiscal                  Fiscal
                                 Acquired                       Year-End                Year-End
                                    on           Value        Exercisable/            Exercisable/
                                 Exercise      Realized       Unexercisable          Unexercisable
Name                                (#)           ($)              (#)                    ($)
-----------------------------    --------      --------      ---------------        ----------------

Michael J. Boyle                      --            --       90,000/499,988         133,740/668,682
C. Shelton James                  62,500        99,783       68,750/54,500               0/0
Tracey L. Gray                        --            --         39,250/0                  0/0
Eduardo Gandarilla                51,250        30,421           0/0                     0/0
David F. Hemmings                     --            --       12,500/102,500            0/38,430
Kenneth W. Noack                      --            --       19,000/77,750             0/25,620
William H. Thompson                   --            --       79,000/103,750          69,413/38,430

Employment Contracts and Termination of Employment and Change in Control Arrangements

      Mr. Michael J. Boyle. We entered into an employment agreement with Mr. Boyle that became effective as of October 15, 1999. The employment agreement expires on October 11, 2002 and may be terminated earlier by either party with 30 days prior written notice. The agreement provides for minimum annual base compensation of $250,000 and an annual bonus of up to 50% of base compensation at the discretion of the Board of Directors, subject to a minimum bonus of 25% of base compensation for the period beginning October 15, 1999 and ending December 31, 2000. In addition, under the terms of the agreement, Mr. Boyle is entitled to receive benefits made available to other executives of the Company and reimbursement of relocation expenses of $40,000. Further, the agreement provides for the payment of severance compensation if the Company terminates the agreement without cause equal to $250,000 unless the remaining term of the agreement is less than twelve (12) months, in which event such amount is prorated over the remainder of the term. The employment agreement also contains confidentiality and non-compete provisions. Under the terms of the agreement, we granted options under our 1999 Stock Option Plan to Mr. Boyle to purchase 539,988 shares of our common stock at an exercise price of $1.67 per share.

      Mr. C. Shelton James. Effective June 10, 1999, we entered into an employment agreement with Mr. James, which superceded an employment agreement that was effective as of October 20, 1998. The agreement, which contained certain extension and renewal provisions, expired on December 10, 1999. Under the terms of the agreement, Mr. James served as our acting President and Chief Executive Officer (until October 15, 1999) and as Chairman of our Board of Directors, and was paid a salary on an annual basis of $250,000. Mr. James also received reimbursement of reasonable business expenses, a non-accountable expense allowance of $2,000 monthly, the same benefits as made available to the other senior executives on the same terms as such executives and such bonus, if any, as the Board of Directors determined. In addition, under the terms of the agreement, options to purchase 6,250, 20,500 and 50,000 shares of our common stock were granted to Mr. James at per share exercise prices of $6.1875, $6.00 and $4.5625, respectively. Options to purchase 12,791 shares of common stock became exercisable on the 10th of each of the months beginning in July 1999 and ending in November 1999 and the remaining options to purchase 12,975 shares became exercisable on December 10, 1999. As a result of the expiration of the employment agreement, options held by Mr. James continue in effect until their expiration dates, which vary through July 13, 2003. Also, Mr. James received compensation during a severance period of three months after expiration of the agreement. In addition, the agreement provided that options held by Mr. James would immediately vest in the event of a change in control of the Company. Under the terms of the agreement, we indemnify Mr. James with respect to claims made against him as a director, officer and/or employee of the Company or any of its subsidiaries to the fullest extent permitted by our Certificate of Incorporation, our Bylaws and Delaware corporation law.

      Mr. Tracey L. Gray. Effective June 11, 1999, we entered into a retirement agreement with Mr. Gray that superceded an employment agreement that was effective as of October 20, 1998. Under the terms of the agreement, Mr. Gray retired as our President and Chief Executive Officer and as an officer and employee of our subsidiaries. Under the terms of the agreement, Mr. Gray became a consultant to the Company effective June 14, 1999 for a period of 30 days, which was subject to an extension of up to 30 days upon notice from our acting President and Chief Executive Officer. During the consulting period, Mr. Gray received compensation based on an annual salary rate of $200,000, reimbursement of business expenses and other benefits, other than stock options and bonus payments, that he was entitled to receive prior to his retirement. In addition, we agreed to pay Mr. Gray compensation at a rate of $75,000 annually and to reimburse the cost of his medical insurance under our employee medical plan for a period of two years after the consulting period. Further, under the terms of agreement all vested options to purchase shares of our common stock held by Mr. Gray remain exercisable until their expiration dates. In addition, we indemnify Mr. Gray with respect to claims made against him as a director, officer and/or employee of the Company or any of our subsidiaries to the fullest extent permitted by our Certificate of Incorporation, our Bylaws and Delaware corporation law.

      Other Executive Officers. Each of Messrs. Gandarilla, Hemmings, Noack and Thompson (the "Officers") entered into employment agreements that became effective as of December 10, 1998 and that continue in effect until either party terminates the agreement with at least 60 days prior written notice, subject to certain earlier termination provisions. The agreements provide for the payment of base annual salaries of at least $155,000, $150,000, $105,000 and $125,000 to Messrs. Gandarilla, Hemmings, Noack and Thompson, respectively, while employed by the Company, and with respect to Mr. Gandarilla the payment of commissions on the basis determined by the Company. The base salaries of the Officers are subject to annual review for merit and other increases at the discretion of the Board. The Officers are reimbursed (in accordance with Company policy from time to time in effect) for all reasonable business expenses incurred by them in the performance of their duties.

      Under the terms of the agreements, the Officers are entitled to the same benefits made available to other senior executives on the same terms and conditions as such executives. The Officers are also entitled to receive an annual incentive bonus, if any, as determined or approved by the Board or the Compensation Committee under the Company's incentive compensation plan. Also, under the terms of the agreements, the Officers will be granted such options to purchase shares of our common stock as approved by the Compensation Committee.

      In addition, the agreements provide that all outstanding options held by the Officers immediately vest in the event of a change in control of the Company, including the transfer, exchange or sale of substantially all of the Company's assets to a non-affiliated third party, a merger or consolidation of the Company pursuant to which the stockholders of the Company own less than 50% of the surviving entity or the entity into which the common stock of the Company is converted or if any person, other than Wexford Management LLC or its affiliates or Fundamental Management Corporation or its affiliates, becomes the owner directly or indirectly of securities of the Company or its successor representing 35% or more of the combined voting power of the Company's or its successor's securities then outstanding. Also, vested outstanding options held by the Officers continue in effect in accordance with their terms, but not to exceed one year from the date of termination of employment in the event their employment is terminated other than for cause or upon death or disability. In addition, if the agreements are terminated by the Company without cause, the Officers are entitled to receive the amount of compensation and benefits they would otherwise have received for a period of six months from the date of termination and thereafter until they locate employment comparable to their employment at the date of termination but not for a period longer than twelve months from the date of termination of employment.

      Under the terms of the agreements, the Officers are indemnified with respect to claims made against them as officers and/or employees of the Company or any of its subsidiaries to the fullest extent permitted by our Certificate of Incorporation, our Bylaws and Delaware corporation law.

      On March 22, 2000, Mr. Gandarilla and the Company entered into an employment termination agreement (the "Termination Agreement") that superceded the agreement effective December 10, 1998. Under the terms of the Termination Agreement, the Company agreed to pay Mr. Gandarilla severance compensation of $80,000 over a period of six months.

Directors' Compensation

      Directors who are not employees receive an annual retainer fee of $5,000 plus $1,500 for each Board meeting attended, and $500 for each Board committee meeting attended. Directors are also reimbursed for expenses in attending Board and Board committee meetings.

      Non-employee directors automatically receive "formula" stock option grants under our Directors' Stock Option Plan. Each non-employee director first elected to the Board automatically receives an option to purchase 4,000 shares of common stock on the date of his or her election to the Board. In addition, each non-employee director then serving on a committee of the Board and each non-employee director then serving as chairman of a committee of the Board automatically receives on the last day of the fiscal year (March 31) an option to purchase 1,000 shares of common stock with respect to each such committee and each such chairmanship. In addition, on July 13, 1998, the Directors' Stock Option Plan was amended to provide for the grant of stock options to non-employee directors at the discretion of the Compensation and Stock Option Committee.

      On March 31, 2000, formula options to purchase 3,000 shares of common stock were granted to each of Messrs. Jacobs, Moore, Patton and Plaumann under the Directors' Stock Option Plan at an exercise price of $3.16 per share. Options granted under the Directors' Stock Option Plan become fully exercisable one year after the date of grant and expire five years from the date of grant.

      Also, the Board approved the payment of certain additional fees to members of a Special Acquisition Committee established during the year ended March 31, 1999. Total fees paid to Messrs. Jacobs, Moore, Patton and Plaumann for the year ended March 31, 2000, including additional fees paid to Messrs. Moore and Patton as members of the Special Acquisition Committee, aggregated $11,250, $16,050, $14,350 and $16,250, respectively.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board, which during the year ended March 31, 2000 consisted of Messrs. Jacobs and Plaumann, makes decisions concerning executive compensation. Messrs. Jacobs and Plaumann are neither officers nor employees of the Company or any of its subsidiaries. During the year ended March 31, 2000, none of our executive officers served as a member of the compensation committee or as director of another entity of which any executive officers thereof served as a director or member of our Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

      The following tables sets forth certain information regarding beneficial ownership of our outstanding common stock at June 2, 2000 according to information supplied to us by: (i) each person we know to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all of our current directors and executive officers as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of common stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days, such as upon the exercise of options or warrants. The numbers and percentages assume for each person or group listed, the exercise of all warrants and stock options held by such person or group that are exercisable within 60 days of June 2, 2000, but not the exercise of such warrants and stock options owned by any other person. Except as otherwise indicated in the footnotes, we believe that the beneficial owners of our common stock listed below have sole investment and voting power with respect to the shares of common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

Name and Address                           Number of Shares          Percentage
of Beneficial Owner                        Beneficially Owned        of Class
--------------------------------------------------------------------------------

Wexford Partners Fund L.P.                 2,613,269 (1)               19.1%
411 West Putnam Avenue
Greenwich, Connecticut 06830

----------

(1) Includes 12,000 shares that may be purchased by Mr. Jacobs, a director, and an affiliate of Wexford Partners Fund L.P., and 4,000 shares that may be purchased by Mr. Plaumann, a director of the

      Company, and a consultant to and former employee of Wexford Partners Fund L.P., upon exercise of stock options within 60 days as to which Wexford Partners Fund L.P. exercises shared voting or investment power.

Security Ownership of Management

                                                         Number of Shares         Percentage
Name                                                     Beneficially Owned        of Class
--------------------------------------------------------------------------------------------
Michael J. Boyle                                              150,000   (1)               *
Joseph M. Jacobs                                            2,609,269   (2)           18.9%
Charles H. Moore                                               18,100   (3)               *
Thomas E. Patton                                               17,000   (4)               *
Mark L. Plaumann                                               12,000   (5)               *
Eduardo Gandarilla                                                 --                     *
Tracey L. Gray                                                104,784   (6)               *
David F. Hemmings                                              32,500   (7)               *
C. Shelton James                                              157,018   (8)            1.1%
Kenneth W. Noack                                               56,910   (9)               *
William H. Thompson                                            93,379   (10)              *
All directors and executive officers as
as a group (9 persons)                                      2,989,158   (11)          21.1%

  * Less than 1%

----------

      (1) Represents 150,000 shares that may be purchased upon exercise of stock options within 60 days.

      (2) Includes 2,597,269 shares held by Wexford Partners Fund L.P., as to which shares Mr. Jacobs disclaims beneficial ownership, and 12,000 shares that may be purchased upon exercise of stock options within 60 days.

      (3) Includes 75 shares held by Mr. Moore's wife and 25 shares held by Mr. Moore's daughter. Also includes 17,000 shares that may be purchased upon exercise of stock options within 60 days.

      (4) Includes 500 shares held jointly with Mr. Patton's wife. Also includes 16,000 shares that may be purchased upon exercise of stock options within 60 days.

      (5) Represents 12,000 shares that may be purchased upon exercise of stock options within 60 days.

      (6) Includes 39,250 shares that may be purchased upon exercise of stock options within 60 days.

      (7) Represents 32,500 shares that may be purchased upon exercise of stock options within 60 days.

      (8) Includes 89,750 shares that may be purchased upon exercise of stock options within 60 days.

      (9) Includes 32,250 shares that may be purchased upon exercise of stock options within 60 days.

      (10) Includes 92,750 shares that may be purchased upon exercise of stock options within 60 days.

      (11) Includes 2,597,269 shares held by Wexford Partners Fund L.P. and 600 shares held by family members as to which shares the respective officers and directors disclaim beneficial ownership. Also includes 364,500 shares that may be purchased upon exercise of stock options within 60 days.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 2, 2000, the Company engaged Greyhawke Capital Advisors LLC ("Greyhawke"), of which Mr. Plaumann serves as a Managing Member, to assist the Company in the preparation of its business plan and to assist the Company to raise capital. Under the terms of the agreement to assist the

Company in the preparation of its business plan, the Company agreed to pay fees equal to $175 per hour and to issue common stock purchase warrants providing Greyhawke with the right to purchase a number of shares of the Company's common stock equal to six times cash fees earned by Greyhawke divided by the per-share exercise price of the warrants, which will equal 120% of the market price of the Company's common stock on the date of issuance of the warrants. Under the terms of the agreement to assist the Company to raise capital, the Company agreed to pay fees equal to three (3) percent of gross financing proceeds received by the Company as a result of the efforts of Greyhawke and to issue common stock purchase warrants providing Greyhawke with the right to purchase a number of shares of the Company's common stock equal to six (6) percent of the equity or equity equivalents purchased by the investor with an exercise price equal to 120% of the per-share price of capital raised through the efforts of Greyhawke. Warrants issued under the terms of the agreements will expire five years from the date of issuance and will contain certain anti-dilution provisions. In addition, the Company agreed to pay all reasonable out of pocket expenses incurred by Greyhawke in the performance of services under the agreements and to indemnify Greyhawke against certain losses, claims, damages, liabilities or costs arising out of the performance of such services. Either party may terminate the agreements by written notice at any time. As of March 31, 2000, the Company has not incurred any fees or issued any warrants under the terms of the agreements.

      On March 1, 2000, the Company engaged Wexford Management LLC ("Wexford"), of which Mr. Jacobs serves as President, to assist the Company in negotiations with its bank, to raise equity capital and to perform other services requested by the Company. Under the terms of the agreement the Company agreed to pay fees equal to two (2) percent of the gross financing proceeds received by the Company as a result of the efforts of Wexford and fees equal to $375 per hour for any other services rendered to the Company. In addition, the Company agreed to pay all reasonable out of pocket expenses incurred by Wexford in the performance of services under the agreements and to indemnify Wexford against certain losses, claims, damages, liabilities or costs arising out of the performance of such services. Either party may terminate the agreements upon twenty four hours prior written notice. As of March 31, 2000, the Company has not incurred any fees under the terms of the agreement.

      In connection with the acquisition of Technology Service Group, Inc., the Company entered into a stockholders' agreement with Fundamental Management Corporation and Wexford Partners Fund, L.P., each of which was then a beneficial owner of over 5% of the Company's outstanding common stock. Pursuant to the stockholders' agreement, the Company has agreed to file a registration statement with respect to the Company's common stock owned by Wexford Partners Fund, L.P. or Fundamental Management Corporation within 45 days after any request by such persons. The Company would generally bear the expenses of such registration.

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

            (3)   Exhibits -

Exhibit No.                                             Description of Exhibit

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)

3.2 By-Laws, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended March 31,
            1992)

4.1 Form of Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form 8-A dated November 21,
            1986)

4.2 Representative's Warrant Agreement between Technology Service Group, Inc. and Brookehill Equities, Inc. dated May 10, 1996 (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, File No. 333-38439)

4.3 Supplemental Warrant Agreement between the Registrant, Technology Service Group, Inc. and Brookehill Equities, Inc. dated December 18, 1997 (incorporated by reference to Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1999)

4.4 Rights Agreement, dated as of May 10, 1999, between Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated April 19, 1999)

10.1*       1991 Stock Option  Plan,  as amended  (incorporated  by reference to
            Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)

10.2* Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)

10.3* 1999 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)

10.4*       1994  Omnibus  Stock  Plan  of  Technology   Service   Group,   Inc.
            (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1998)

10.5        Restated Loan Agreement  between  Registrant and  NationsBank,  N.A.
            dated November 25, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

10.6 First Amendment to Loan and Security Agreement between Registrant and NationsBank, N.A. dated March 29, 1999 (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1999)

10.7 Promissory Note between Registrant and NationsBank, N.A. dated March 29, 1999 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1999)

10.8 First Replacement Promissory Note between Registrant and NationsBank, N.A. dated March 29, 1999 (incorporated by reference to
            Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1999)

10.9 Second Replacement Promissory Note between Registrant and NationsBank, N.A. dated March 29, 1999 (incorporated by reference to
            Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1999)

10.10 Mortgage Modification and Future Advance Agreement between Registrant and NationsBank, N.A. November 26, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

10.11 Business Loan Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) Commercial Security Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999 10.12 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.13 Promissory Note between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.14 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.15 Forbearance and Modification Agreement between Elcotel, Inc. and Bank of America, N.A. dated April 12, 2000 (filed herewith)

10.16 Mortgage and Security Agreement between Elcotel, Inc. and Bank of America, N.A. dated April 12, 2000 (filed herewith)

10.17 Mortgage Modification Agreement between Elcotel, Inc. and Bank of America, N.A. dated April 12, 2000 (filed herewith)

10.18* Employment Agreement between Elcotel, Inc. and Michael J. Boyle dated October 15, 1999 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.19* Retirement Agreement between Elcotel, Inc. and Tracey L. Gray dated June 11, 1999 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.20* Employment Agreement between Elcotel, Inc. and C. Shelton James dated June 10, 1999 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.21* Employment Agreement between Elcotel, Inc. and David F. Hemmings dated December 10, 1998 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.22* Employment Agreement between Elcotel, Inc. and William H. Thompson dated December 10, 1998 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.23* Employment Agreement between Elcotel, Inc. and Kenneth W. Noack dated December 10, 1998 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.24* Employment Agreement between Elcotel, Inc. and Eduardo Gandarilla dated December 10, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.25* Employment Termination Agreement between Elcotel, Inc. and Eduardo Gandarilla effective April 2, 2000 (filed herewith)

10.26 Technology and Transfer Agreement between Registrant and Lucent Technologies Inc. dated September 30, 1997 (incorporated by reference to Exhibit 2.2 to Registrant's Form 8-K dated September 30, 1997)

10.27 Patent License Agreement between Registrant and Lucent Technologies Inc. dated September 30, 1997 (incorporated by reference to Exhibit
            2.3 to Registrant's Form 8-K dated September 30, 1997)

10.28 Stockholders' Agreement (incorporated by reference to Exhibit 2.3 to Registrant's Registration Statement on Form S-4, File No. 333-38439)

21.1        Subsidiaries of the Registrant (filed herewith)

23.1        Independent Auditor's Consent (filed herewith)

27          Financial Data Schedule (Edgar filing only)

*  Management compensation agreements and plans.

      (b)   Reports on Form 8-K

            The Registrant filed no reports on Form 8-K during the fourth quarter of the year ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on the 5th day of July 2000.

                                      ELCOTEL, INC.

                                      By: /s/Michael J. Boyle
                                          --------------------------------------
                                             Michael J. Boyle
                                             President & Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Michael J. Boyle and William H. Thompson jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                            Title                               Date
           ---------                            -----                               ----

By: /s/ Michael J. Boyle               President & Chief Executive              July 5, 2000
    ---------------------------        Officer, Director and
         Michael J. Boyle              Chairman of the Board


By: /s/ William H. Thompson            Senior Vice President,                   July 5, 2000
    ---------------------------        Chief Financial Officer,
         William H. Thompson           Secretary (principal financial
                                       officer)


By: /s/ Scott M. Klein                 Controller (principal                    July 5, 2000
    ---------------------------        accounting officer)
         Scott M. Klein

By: /s/ Charles H. Moore               Director                                 July 5, 2000
    ---------------------------
         Charles H. Moore

By: /s/ Thomas E. Patton               Director                                 July 5, 2000
    ---------------------------
         Thomas E. Patton

By: /s/ Mark L. Plaumann               Director                                 July 5, 2000
    ---------------------------
         Mark L. Plaumann