Form 10-Q
period 2000-06-30
ELCOTEL INC
filed 2000-08-14
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                Yes  X    No
                                    ---

As of August 10, 2000, there were 13,779,991 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         ELCOTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (Dollars, except per share amounts, in thousands)

                                                                      June 30,       March 31,
                                                                        2000           2000
                                                                    -----------      ---------
                                                                    (Unaudited)
ASSETS
Current assets:
    Cash                                                              $    145       $  1,153
    Accounts and notes receivable, less allowance for credit
        losses of $1,960 and $1,593                                      7,616          8,073
    Inventories                                                          7,694          8,768
    Refundable income taxes                                                 82             82
    Prepaid expenses and other current assets                              844            997
                                                                      --------       --------
          Total current assets                                          16,381         19,073
Property, plant and equipment, net                                       5,720          5,867
Notes receivable, less allowance for credit losses
  of $26 and $272                                                          184            395
Identified intangible assets, net of accumulated amortization
  of $2,864 and $2,665                                                   6,334          6,610
Capitalized software, net of accumulated amortization
  of $669 and $505                                                       5,041          4,786
Goodwill, net of accumulated amortization
  of $1,739 and $1,567                                                  22,231         22,403
Other assets                                                               597            575
                                                                      --------       --------
                                                                      $ 56,488       $ 59,709
                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $  4,189       $  4,868
    Accrued expenses and other current liabilities                       2,873          3,123
    Notes, debt and capital lease obligations payable - current         11,495         11,611
                                                                      --------       --------
          Total current liabilities                                     18,557         19,602

Notes, debt and capital lease obligations payable - noncurrent             266            208
                                                                      --------       --------
                                                                        18,823         19,810
                                                                      --------       --------
Commitments and contingencies                                               --             --
Stockholders' equity:
    Common stock, $.01 par value, 40,000,000 shares authorized,
      13,794,391 and 13,794,391 shares issued, respectively                138            138
    Additional paid-in capital                                          47,492         47,423
    Accumulated deficit                                                 (9,642)        (7,508)
    Holding (loss) gain on marketable securities                          (146)            23
    Less - cost of 52,000 shares of common stock in treasury              (177)          (177)
                                                                      --------       --------
          Total stockholders' equity                                    37,665         39,899
                                                                      --------       --------
                                                                      $ 56,488       $ 59,709
                                                                      ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                (Dollars, except per share amounts, in thousands)

                                                         Three Months Ended
                                                              June 30,
                                                         ------------------
                                                           2000       1999
                                                         --------   -------

Revenues and net sales:
  Product sales                                          $ 7,113    $ 9,835
  Services                                                 2,158      2,923
                                                         -------    -------
                                                           9,271     12,758
                                                         -------    -------
Cost of revenues and sales:
  Cost of products sold                                    5,238      6,320
  Cost of services                                         1,983      2,452
                                                         -------    -------
                                                           7,221      8,772
                                                         -------    -------
Gross profit                                               2,050      3,986
                                                         -------    -------
Other costs and expenses:
    Selling, general and administrative                    2,161      2,544
    Engineering, research and development                  1,094      1,333
    Amortization                                             509        525
    Interest expense, net                                    420        137
                                                         -------    -------
                                                           4,184      4,539
                                                         -------    -------
Loss before income tax benefit                            (2,134)      (553)
Income tax benefit                                            --        203
                                                         -------    -------
Net loss                                                  (2,134)      (350)
Other comprehensive loss, net of tax:
Holding loss on marketable securities                       (169)        --
                                                         -------    -------
Comprehensive loss                                       $(2,303)   $  (350)
                                                         =======    =======

Loss per common and common equivalent share:
      Basic                                              $ (0.16)   $ (0.03)
                                                         =======    =======
      Diluted                                            $ (0.16)   $ (0.03)
                                                         =======    =======

Weighted average number of common and
  common equivalent shares outstanding:
      Basic                                               13,742     13,500
                                                         =======    =======
      Diluted                                             13,742     13,500
                                                         =======    =======

        The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             Three Months Ended
                                                                  June 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Cash flows from operating activities
    Net loss                                                 $(2,134)   $  (350)
    Adjustments to reconcile net loss to net
      cash (used for) provided by operating activities:
        Depreciation and amortization                          1,128        863
        Provision for credit losses                               95         71
        Provisions for obsolescence and warranty
          expense                                                190        320
        Stock option compensation                                 22         15
        Value of services received in return for
          issuance of common stock purchase warrants              24         --
        Deferred tax benefit                                      --       (148)
        Changes in operating assets and liabilities:
          Accounts and notes receivable                          573        316
          Inventories                                            979        650
          Refundable income taxes                                 --        (32)
          Prepaid expenses and other current assets               29       (244)
          Other assets                                          (180)        73
          Accounts payable                                      (679)      (349)
          Accrued expenses and other current liabilities        (367)      (274)
                                                             -------    -------
      Net cash (used for) provided by operating activities      (320)       911
                                                             -------    -------
Cash flows from investing activities
    Capital expenditures                                         (71)      (302)
    Capitalized software                                        (419)      (863)
                                                             -------    -------
      Net cash used for investing activities                    (490)    (1,165)
                                                             -------    -------
Cash flows from financing activities
    Net proceeds under revolving credit
      lines                                                       --      1,149
    Decrease in bank overdraft                                    --       (695)
    Principle payments                                          (198)      (196)
                                                             -------    -------
      Net cash (used for) provided by financing
            activities                                          (198)       258
                                                             -------    -------
(Decrease) increase in cash                                   (1,008)         4
Cash, beginning of period                                      1,153         16
                                                             -------    -------
Cash, end of period                                          $   145    $    20
                                                             =======    =======

        The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars, except per share amounts, in thousands)

1.    GENERAL

      Elcotel, Inc. and its wholly owned subsidiaries (the "Company") design, develop, manufacture and market a comprehensive line of integrated public communications products and services. The Company's product line includes microprocessor-based payphone terminals known in the industry as "smart" or "intelligent" payphones, software systems to manage and control networks of the Company's smart payphone terminals, electromechanical payphone terminals also known in the industry as "dumb" payphones, replacement components and assemblies, and an offering of industry services including repair, upgrade and refurbishment of equipment, operator services, customer training and technical support. In addition, the Company has developed non-PC Internet terminal appliances for use in a public communications environment, which will enable the on-the-go user to gain access to Internet-based content and information through the Company's client-server network supported by its back office software system. The Company's non-PC Internet terminal appliances were designed to provide the features of traditional smart payphone terminals, to provide connectivity to Internet-based content, to support e-mail and e-commerce services, and to generate revenues from display advertising, sponsored content and other services in addition to traditional revenues from public payphones. The Company's service bureau network was designed to manage and deliver display advertising content, Internet-based content and specialized and personalized services to its non-PC Internet terminal appliances. The Company's Internet appliance business is presently in the development stage and has just begun to generate revenues.

      The accompanying unaudited consolidated balance sheet of the Company at June 30, 2000 and the unaudited consolidated statements of operations and of cash flows for the three months ended June 30, 2000 and 1999 have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2000, and for all periods presented, have been made. The Company's unaudited consolidated financial statements for the three months ended June 30, 1999 have been reclassified to conform with the presentation at and for the three months ended June 30, 2000.

      The consolidated balance sheet at March 31, 2000 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 2000.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results for the full fiscal year.

2.    INVENTORIES

      Inventories at June 30, 2000 and March 31, 2000 are summarized as follows:

                                             June 30,              March 31,
                                               2000                  2000
                                             --------              --------

      Finished products                      $ 1,396               $ 1,679
      Work-in-process                          1,414                 1,068
      Purchased components                     6,794                 7,835
                                             -------               -------
                                               9,604                10,582
      Reserve for obsolescence                (1,910)               (1,814)
                                             -------               -------
                                             $ 7,694               $ 8,768
                                             =======               =======

3.    NOTES AND DEBT OBLIGATIONS PAYABLE

      Effective July 31, 2000, the Company entered into a Second Forbearance and Modification Agreement (the "Agreement") that modified the terms of its bank loan agreements (the "Loan Agreements"). Pursuant to the Agreement, the maturity date of indebtedness outstanding under the Loan Agreements was extended to September 30, 2000 and the annual interest rates under outstanding notes were increased to three percentage points above the bank's prime interest rate. In addition, the permitted overadvance, based on the value of collateral consisting of eligible accounts receivable and inventories, under a $10,000 working capital revolving credit line and a $4,000 installment note was increased to $2,800.

      The Company is continuing its efforts to secure other sources of financing and raise additional equity capital in order to refinance and/or restructure its bank debt. The Company is presently evaluating various proposals with respect thereto, and believes that its efforts to raise additional capital and/or other financing will be successful, and that it will ultimately be able to refinance and/or restructure its outstanding bank indebtedness. However, there is no assurance that the Company's efforts will be successful, or if successful, that such financing and/or capital would be provided on terms that are not onerous. In addition, if the Company is successful in raising additional equity capital, the percentage ownership of the Company's then current stockholders will be reduced and such reduction may be substantial. If the Company's efforts to raise additional equity capital and/or other financing are not successful, it will not be able to pay its outstanding bank indebtedness on September 30, 2000 and may be unable to continue normal operations, except to the extent permitted by its bank.

4.    STOCKHOLDERS' EQUITY

      Changes in stockholders' equity for the three months ended June 30, 2000 are summarized as follows:

                                                                               Accumulated
                                                  Additional                      Other
                                    Common         Paid-in      Accumulated   Comprehensive    Treasury
                                     Stock         Capital        Deficit        Income          Stock          Total
                                   --------       --------      -----------   -------------    ---------      --------
Balance at March 31, 2000          $    138       $ 47,423       $ (7,508)      $     23       $   (177)      $ 39,899
Issuance of common stock
  purchase warrants                                     69                                                          69
Holding loss on marketable
  securities, net of tax                                                            (169)                         (169)
Net loss for the period                                            (2,134)                                      (2,134)
                                   --------       --------       --------       --------       --------       --------
Balance at June 30, 2000           $    138       $ 47,492       $ (9,642)      $   (146)      $   (177)      $ 37,665
                                   ========       ========       ========       ========       ========       ========

      On May 1, 2000, the Company issued warrants to purchase 53,827 shares of its common stock at a purchase price of $2.40 per share, as a retainer for services valued at $49 to be rendered to the Company over a two-year period ending May 1, 2002. The warrants are exercisable in whole or in part during the two-year period ending May 1, 2002 at which time they expire. The warrants contain anti-dilution provisions providing for adjustments of the number of shares purchasable and the exercise price under certain circumstances. The fair value of the warrants (based on the Black-Scholes Option pricing method assuming an expected life of two years, a risk free interest rate of 6.6% and volatility of 77%) is being charged to operations over the life of the warrant.

      On May 22, 2000, the Company issued warrants to purchase 18,938 shares of its common stock at a purchase price of $2.475 per share in return for services rendered to the Company valued at $20 (based on the Black-Scholes Option pricing method assuming an expected life of three years, a risk free interest rate of 6.6% and volatility of 77%). The warrants are exercisable in whole or in part during the five-year period ending May 22, 2005 at which time they expire. The warrants contain anti-dilution provisions providing for adjustments of the number of shares purchasable and the exercise price under certain circumstances. The fair value of the warrants was expensed during the three months ended June 30, 2000.

5.    SUPPLEMENTAL CASH FLOW INFORMATION

      A summary of the Company's supplemental cash flow information for the three months ended June 30, 2000 and 1999 is as follows:

                                                              2000      1999
                                                              ----      ----

      Cash paid during the period for:
        Interest                                              $332      $240
        Income taxes                                            --        --

      Non-cash investing and financing activities:
        Equipment acquired under capital lease
        obligations                                            140        --
        Increase in prepaid expenses and stockholders'
        equity upon issuance of common stock
        purchase warrants                                       45        --

6.    LOSS PER SHARE

      Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires disclosure of basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and potential dilutive common shares outstanding during the period.

      The weighted average number of shares of common stock outstanding used to compute basic loss per share for the three months ended June 30, 2000 and 1999 was 13,742,391 shares and 13,499,693 shares, respectively. There were no potential dilutive common shares outstanding during the three months ended June 30, 2000 and 1999 for purposes of computing diluted loss per share.

7.    DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION

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

      The products and services provided by each of the reportable segments are similar in nature, particularly with regard to public telecommunications terminals and related services. However, the public terminals provided by the Internet appliance segment provide the capability to access internet-based content in addition to their public telecommunications capability and the services of this segment include the management of content delivered to the interactive terminals. There are no transactions between the reportable segments. External customers account for all sales revenue of each reportable segment. The information that is provided to the chief operating decision maker to measure the profit or loss of reportable segments includes sales, cost of sales and gross profit. General operating expenses, including depreciation on shared assets, amortization of goodwill and intangible assets and interest are not included in the information provided to the chief operating decision maker to measure performance of reportable segments.

      The sales revenue and gross profit (loss) of each reportable segment for the three months ended June 30, 2000 and 1999 is set forth below:

                                              2000                    1999
                                      --------------------    ---------------------
                                                   Gross
                                                   Profit                   Gross
                                       Sales       (Loss)      Sales        Profit
                                      --------    --------    --------     --------
      Payphone segment                $  8,352    $  2,478    $ 12,758     $  3,986
      Internet appliance segment           919        (428)         --           --
                                      --------    --------    --------     --------
                                      $  9,271    $  2,050    $ 12,758     $  3,986
                                      ========    ========    ========     ========

      The sales revenue of each reportable segment by customer group for the three months ended June 30, 2000 and 1999 is summarized as follows:

                                                     2000                1999
                                                   -------             -------
      Payphone segment:
       Telephone companies                         $ 5,642             $ 7,447
       Private operators and distributors            2,043               3,892
       International operators                         667               1,419
      Internet appliance segment:
       International operators                         897                  --
       Telephone companies                               5                  --
       Private operators and distributors               17                  --
                                                   -------             -------
                                                   $ 9,271             $12,758
                                                   =======             =======

      The Company does not allocate assets or other corporate expenses to reportable segments. A reconciliation of segment gross profit information to the Company's consolidated financial statements for the three months ended June 30, 2000 and 1999 is as follows:

                                                            2000         1999
                                                          -------      -------

      Total gross profit of  reportable segments          $ 2,050      $ 3,986
      Unallocated corporate expenses                       (4,184)      (4,539)
                                                          -------      -------
      Loss before income taxes                            $(2,134)     $  (553)
                                                          =======      =======

      Information with respect to sales of products and services of the Company's reportable segments during the three months ended June 30, 2000 and 1999 is set forth below:

                                                             2000         1999
                                                           -------      -------

      Payphone segment:
       Payphone terminals                                  $ 2,725      $ 3,538
       Printed circuit board control modules and kits        2,894        4,622
       Components, assemblies and other products               580        1,675
       Repair, refurbishment and upgrade services            1,938        2,618
       Other services                                          215          305
      Internet appliance segment:
       Internet appliance terminals                            914           --
       Service and advertising revenues                          5           --
                                                           -------      -------
                                                           $ 9,271      $12,758
                                                           =======      =======

      The Company markets its products and services in the United States and in certain foreign countries. The Company's international business consists of export sales, and the Company does not presently have any foreign operations. Sales by geographic region for the three months ended June 30, 2000 and 1999 were as follows:

                                                     2000            1999
                                                    -------         -------

      United States                                 $ 7,706         $11,338
      Canada                                            959             608
      Latin America                                     606             771
      Europe, Middle East and Africa                     --              11
      Asia Pacific                                       --              30
                                                    -------         -------
                                                    $ 9,271         $12,758
                                                    =======         =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per share data, in this Management's Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.

Forward Looking Statements

The statements contained in this report which are not historical facts contain forward looking information regarding the Company's financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to management. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause our actual results to differ materially from those expected by us, including competitive factors, customer relations, the risk of obsolescence of our products, relationships with suppliers, the risk of adverse regulatory action affecting our business or the business of our customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the outcome of litigation to which we are a party, and other uncertainties detailed in this report and in our other filings with the Securities and Exchange Commission.

Results of Operations

We reported a net loss of $2,134, or $.16 per diluted share, for the three months ended June 30, 2000 on net sales and revenues of $9,271 as compared to a net loss of $350, or $.03 per diluted share, on net sales and revenues of $12,758 for the three months ended June 30, 1999. Operating results for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 reflect a decline in sales of 27%, a decline in gross profit of 49% and a decline in other costs and expenses of 8%. However, sales and revenues of our payphone business were comparable to sales and revenues for the immediately preceding quarter, which may be an indication of a stabilization of the revenue declines experienced by us over the last six quarters, although there can be no assurance in that regard.

The following table shows certain line items in the accompanying unaudited consolidated statements of operations and other comprehensive loss for the three months ended June 30, 2000 (first quarter of fiscal 2001) and 1999 (first quarter of fiscal 2000) that are discussed below together with amounts expressed as a percentage of sales.

                                                        Percent                     Percent
                                            2000        of Sales        1999        of Sales
                                          --------      --------      -------       --------
Net sales                                 $  9,271        100%       $ 12,758         100%
Cost of goods sold                           7,221         78           8,772          69
Gross profit                                 2,050         22           3,986          31
Selling, general and administrative
  expenses                                   2,161         23           2,544          20
Engineering, research and
  development expenses                       1,094         12           1,333          10
Interest expense                               420          5             137           1
Income tax (benefit)                            --         --            (203)         (2)

Revenues and net sales by business segment and customer group for the three months ended June 30, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                                Increase         Percentage
                                               2000             1999           (Decrease)          Change
                                             --------         --------         ----------         ---------
Payphone Business:
  Telephone companies                         $5,642          $ 7,447           $(1,805)             (24%)
  Private operators and distributors           2,043            3,892            (1,849)             (48)
  International operators                        667            1,419              (752)             (53)
Internet Appliance Business:
  International operators                        897               --               897               --
  Telephone companies                              5               --                 5               --
  Private operators and distributors              17               --                17               --
                                              ------          -------           -------              ---
                                              $9,271          $12,758           $(3,487)             (27%)
                                              ======          =======           =======              ===


The decrease in revenues and net sales of our payphone business is primarily attributable to a decrease in volume of product sales and services provided to all customer groups. We believe that the fluctuations in domestic product sales and service revenues are primarily attributable to the contraction of the installed base of payphone terminals in the domestic market and to declining revenues of payphone service providers caused by increasing usage of wireless services and a higher volume of dial-around calls. In addition, continuing downward pricing pressures contributed to the decline in revenues and net sales to domestic customers. The decrease in revenues and net sales of our payphone business to international operators is primarily attributable to a decrease in export volume of payphone terminals to customers in Latin America and Canada, partially attributable to the introduction of our Internet terminal appliances.

We began commercial shipments of our Internet terminal appliances (the Grapevine(TM) terminals) at the end of fiscal year 2000 under a contract with Canada Payphone Corporation. During the three months ended June 30, 2000, shipments of Grapevine terminals to Canada Payphone Corporation accounted for 100% of revenues and net sales of our Internet appliance business to international operators. We also made initial evaluation shipments of Grapevine terminals to distributors and private operators during the three months ended June 30, 2000. Shipments of Grapevine terminals to telephone companies were made under trial agreements, and did not generate any revenues during the three months ended June 30, 2000. Revenues from telephone company customers of our Internet appliance business for the three months ended June 30, 2000 represent advertising revenues earned during the initial trial deployments, which are still underway.

Revenues and net sales of products and services for the three months ended June 30, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                                        Increase    Percentage
                                                            2000          1999         (Decrease)     Change
                                                            ----          ----         ----------     ------
Products:
   Payphone terminals                                      $2,725       $ 3,538        $  (813)        (23%)
   Internet terminal appliances                               914            --            914          --
   Printed circuit board control modules and kits           2,894         4,622         (1,728)        (37)
   Components, assemblies and other products                  580         1,675         (1,095)        (65)
Services:
   Repair, refurbishment and upgrade services               1,938         2,618           (680)        (26)
   Other services                                             220           305            (85)        (28)
                                                           ------       -------        -------         ---
                                                           $9,271       $12,758        $(3,487)        (27%)
                                                           ======       =======        =======         ===

Cost of sales and gross profit margins as a percentage of net sales and revenues approximated 78% and 22%, respectively, for the first quarter of fiscal 2001 as compared to 69% and 31%, respectively, for the first quarter of fiscal 2000. Gross profit from product sales declined to approximately 26% of sales during the three months ended June 30, 2000 from 36% of sales for the three months ended June 30, 1999 primarily due to: (i) the decrease in the percentage of sales of high-margin printed circuit board modules; (ii) start-up manufacturing costs related to Grapevine terminals; and (iii) lower average prices on sales to private operators and distributors, which were partially offset by cost reductions from the restructuring of operations during the later part of fiscal 2000. Gross profit from services decreased to approximately 8% of sales for the first quarter of fiscal 2001 from approximately 16% of sales for the first quarter of fiscal 2000 primarily due to the establishment of our Grapevine back-office management operations, the impact of which was partially offset by improved margins from repair and refurbishment services due primarily to pricing.

Sales and gross profit (loss) of each reportable segment for the three months ended June 30, 2000 and 1999 is set forth below:

                                      2000                  1999
                               -----------------    -------------------
                                          Gross
                                          Profit                  Gross
                                Sales     (Loss)     Sales       Profit
                               ------     ------    -------      ------
Payphone segment               $8,352     $2,478    $12,758      $3,986
Internet appliance segment        919       (428)        --          --
                               ------     ------    -------      ------
                               $9,271     $2,050    $12,758      $3,986
                               ------     ------    -------      ------

Gross profit from our payphone business declined to approximately 30% of sales and revenues for the three months ended June 30, 2000 from approximately 31% of sales and revenues for the three months ended June 30, 1999 as lower product margins were primarily offset by improved margins from repair and refurbishment services and cost reductions from the restructuring of operations during the latter part of fiscal 2000. During the three months ended June 30, 2000, we incurred a negative gross profit in our Internet appliance business primarily as a result of the establishment of our back-office management operations and start-up production costs of Grapevine terminals.

Selling, general and administrative expenses decreased by $383, or approximately 15%, during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, and represented 23% of net sales and revenues versus 20% of net sales and revenues in the first quarter of fiscal 2000. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel and other operating expenses as a result of the restructuring of our payphone business during the latter part of fiscal 2000 and a decline in variable selling expenses, which is related to the decline in sales.

Engineering, research and development expenses decreased by $239, or approximately 18%, during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 as a result of a reduction in resources devoted to the development of our e-Prism back-office management system and our Grapevine terminals released to the market at the end of fiscal 2000. In addition, software development costs capitalized during the first quarter of fiscal 2001 declined by 51% to $419 from $863 for the first quarter of fiscal 2000.

The increase in net interest expense during the first quarter of fiscal 2001 as compared to the same quarter last year is primarily attributable to an increase in the amortization of debt issuance expenses of $135 and an increase in the interest rates under our bank notes payable as a result of the modification of our bank loan agreements, as further described below under "Liquidity and Capital Resources."

During the first quarter of fiscal 2000, we recognized tax benefits of $203 on a pre-tax loss of $553. Tax benefits for the first quarter of fiscal 2001 were offset by an increase in the valuation allowance against deferred tax assets because of the uncertainty as to whether we will be able to realize the tax benefits.

Impact of Inflation

The Company's primary costs, inventory and labor, increase with inflation. However, the Company does not believe that inflation and changing prices have had a material impact on its business.

Liquidity and Capital Resources

Liquidity. Under the terms of our bank loan agreements as amended pursuant to a Forbearance and Modification Agreement dated April 12, 2000 and as further amended by a Second Forbearance and Modification Agreement effective July 31, 2000 (the "Loan Agreements"), our outstanding bank debt, including indebtedness outstanding under our revolving credit lines, an installment note and a mortgage note, which aggregates $11,302 at June 30, 2000, becomes due on September 30, 2000. In addition, the annual interest rates under the installment note and mortgage note were increased to 11.5% on April 12, 2000 and to 12% on July 31, 2000, the annual interest rate under our revolving credit lines was increased from one and one-half percentage point over the bank's floating 30 day Libor rate (7.63% at March 31, 2000) to two and one-half percentage points above the bank's floating prime interest rate on April 12, 2000 (11.5%) and to three percentage points above the bank's floating prime interest rate on July 31, 2000 (12.5%), and the availability of additional funds under a $2,000 export revolving credit line (none of which is outstanding) and a $1,500 equipment revolving credit line ($281 of which is outstanding at June 30, 2000 and March 31, 2000) was cancelled. In addition, the Loan Agreements permit an overadvance of $2,800 of indebtedness outstanding under a $10,000 working capital revolving credit line and a $4,000 installment note based on the value of collateral consisting of eligible accounts receivable and inventories. However, we are only able to borrow additional funds under the working capital revolving credit line to the extent of any repayments made to remain in compliance with the overadvance provisions of the Loan Agreements. In accordance with the terms of the Loan Agreements, outstanding bank debt in the aggregate amount of $11,302 and $11,460 at June 30, 2000 and March 31, 2000, respectively, is classified as a current liability.

During the three months ended June 30, 2000, we used $1,165 of cash to fund operating losses, net of non-cash charges and credits, and investing activities related primarily to our Internet appliance business. These cash requirements were financed from cash flows and reductions in net operating assets of our payphone business. We believe that the operating, working capital and capital expenditure requirements of our Internet appliance business will continue to be significant during the next year, but that our payphone business will not be able to support the anticipated requirements.

Accordingly, we are attempting to secure additional sources of financing and additional equity capital to refinance and/or restructure the outstanding indebtedness under our Loan Agreements and to provide the capital to fund our operating, working capital and capital expenditure requirements for the next twelve months. We have received proposals with respect thereto and believe that our efforts will be successful. However, there is no assurance that our efforts will be successful, or if successful, that the terms of such financing would not be onerous. In addition, there is no assurance that any such financing would provide the funding required to refinance and/or restructure outstanding indebtedness and fund continued net operating losses and other liquidity requirements. If the Company is successful in raising additional equity capital, the percentage ownership of the Company's then current stockholders will be reduced and such reduction may be substantial. If our efforts to secure additional capital and other sources of financing are not successful, we may be forced to further reduce our product development efforts, slow down the launch of our public access Internet appliances and take other actions that may adversely affect our growth potential and future prospects. Further, if our efforts to raise additional capital and other sources of financing are not successful, we will be unable to repay our bank indebtedness, will experience difficulties meeting all of our obligations and may be unable to continue normal operations, except to the extent permitted by our bank. Accordingly, there is no assurance that our cash resources will be sufficient to meet our anticipated cash needs for operations, working capital and capital expenditures for an extended period of time or for the next twelve months unless we are able to successfully raise sufficient additional capital and/or financing on satisfactory terms.

Financing Activities. We fund our operations, working capital requirements and capital expenditures from internally generated cash flows and funds, if any, available under bank credit lines. We borrow funds under our bank credit lines to finance capital expenditures, increases in accounts and notes receivable and inventories and decreases in bank overdrafts (as drafts clear), accounts payable and accrued liability obligations to the extent that we are permitted when such requirements exceed cash provided by operations, if any. We also use the financing available under bank credit lines to fund operations and payments on long-term debt when necessary. We measure our liquidity based upon the amount of funds we are able to borrow under our bank credit lines, which varies based upon operating performance and the value of collateral. At June 30, 2000, we were unable to borrow any additional funds under the terms of our credit lines.

At June 30, 2000 and March 31, 2000, outstanding debt under our $10,000 working capital line was $6,095, and outstanding debt under our $4,000 installment note was $3,173 and $3,322, respectively. Our bank will only permit us to borrow additional funds under our $10,000 revolving credit line to the extent we repay outstanding debt to remain in compliance with the Loan Agreements and we are then in compliance with the terms of the Loan Agreements. Outstanding indebtedness under our mortgage note was $1,754 and $1,762 at June 30, 2000 and March 31, 2000, respectively. We also had outstanding indebtedness of $281 under our capital equipment credit line at June 30, 2000 and March 31, 2000. During the three months ended June 30, 1999, net proceeds under our bank lines aggregated $1,149. During the three months ended June 30, 2000, we were unable to borrow any funds under our bank lines.

Aggregate principal payments under notes payable and capital lease obligations during the three months ended June 30, 2000 and 1999 were $198 and $196, respectively. Also, during the three months ended June 30, 1999 we reduced our bank overdraft by $695.

Indebtedness   outstanding  under  our  Loan  Agreements  is  collateralized  by substantially all of our assets. Our Loan Agreements contain covenants that prohibit or restrict us from engaging in certain transactions without the consent of the bank, including mergers or consolidations and disposition of assets, among others. Additionally, our Loan Agreements require us to comply with specific financial covenants, including covenants with respect to working capital and net worth. Noncompliance with any of these covenants or the occurrence of an event of default, if not waived, could accelerate the maturity of the indebtedness outstanding under the Loan Agreements.

Operating Activities. Cash flows (used in) provided by operating activities for the three months ended June 30, 2000 and 1999 are summarized as follows:

                                                       2000           1999
                                                     --------       -------
  Net loss                                           $(2,134)       $  (350)
  Non-cash charges and credits, net                    1,459          1,121
                                                     -------        -------
                                                        (675)           771
                                                     -------        -------
  Changes in operating assets and liabilities:
  Accounts and notes receivable                          573            316
  Inventories                                            979            650
  Accounts payable, accrued expenses and
    other current liabilities                         (1,046)          (623)
  Other operating assets                                (151)          (203)
                                                     -------        -------
                                                         355            140
                                                     -------        -------
                                                     $  (320)       $   911
                                                     =======        =======

Our operating cash flow is primarily dependent upon operating results, sales levels and related credit terms extended to customers and inventory purchases, and the changes in operating assets and liabilities related thereto. During the three months ended June 30, 2000, we used $675 in cash to fund operating losses net of non-cash charges and credits. During the three months ended June 30, 1999, we generated $771 in cash from earnings plus non-cash charges and credits. Also, during the three months ended June 30, 2000 and 1999, we generated $355 and $140 of cash from changes in operating assets and liabilities.

Our operating assets and liabilities are comprised principally of accounts and notes receivable, inventories, accounts payable, accrued expenses and other current liabilities. During the three months ended June 30, 2000, we generated $573 and $979 of cash through reductions in accounts and notes receivable and inventories, respectively, and we used $1,197 of cash to fund changes in other operating assets and liabilities. In comparison, during the three months ended June 30, 1999, we generated $316 and $650 of cash through reductions in accounts and notes receivable and inventories, respectively, and used $826 of cash to fund changes in other operating assets and liabilities. Cash used to pay restructuring and reorganization obligations during the three months ended June 30, 2000 and 1999 aggregated $114 and $115, respectively. Outstanding restructuring and reorganization obligations that will affect future operating cash flows aggregated $326 at June 30, 2000.

Our current ratio declined to .88 to 1 at June 30, 2000 as compared to .97 to 1 at March 31, 2000 primarily due to our loss for the three months ended June 30, 2000 and the capital asset and capitalized software expenditures discussed below. Extension of credit to customers and inventory purchases represent our principal working capital requirements, and material increases in accounts and notes receivable and/or inventories could have a significant effect on our liquidity. Accounts and notes receivable and inventories represented in the aggregate 93% and 88% of our current assets at June 30, 2000 and March 31, 2000, respectively. We experience varying accounts receivable collection periods from our customer groups, and believe that credit losses will not have a significant effect on future liquidity as a significant portion of our accounts and notes receivable are due from customers with substantial financial resources. The level of our inventories is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and our ability to estimate and plan the volume of our business.

Investing Activities. Net cash used for investing activities during the three months ended June 30, 2000 and 1999 amounted to $490 and $1,165, respectively. The Company's capital expenditures consist primarily of manufacturing tooling and equipment and computer equipment required for the support of operations and capitalized software, including new product software development costs. Cash used for capital expenditures aggregated $71 and $302 during the three months ended June 30, 2000 and 1999, respectively. During the three months ended June 30, 2000 and 1999, capitalized software development costs aggregated $419 and $863, respectively.

Effects of New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities (later amended by SFAS 138), which will be effective on April 1, 2001 for the Company. SFAS 133 establishes standards for accounting of derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated financial statements as either assets or liabilities and measured at fair value. The corresponding gains and losses should be reported based upon the hedged relationship, if such relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk, including changes in interest rates, foreign currency exchange rate risks and market risk with respect to our investment in the marketable securities of Canada Payphone Corporation. Other than our investment in marketable securities of Canada Payphone Corporation with a market value of $156 and $325 at June 30, 2000 and March 31, 2000, respectively, we do not hold any material financial instruments for trading purposes or any investments in cash equivalents. We believe that our primary market risk exposure relates to the effects that changes in interest rates have on outstanding debt obligations that do not have fixed rates of interest. As a result of the amendments to our Loan Agreements, the annual interest rates of our bank indebtedness were increased by approximately 400 basis points on April 12, 2000 and by another 50 basis points on July 31, 2000. Based on the outstanding balance of our debt obligations at June 30, 2000, an increase in interest rates of 450 basis points (4.5%) will result in additional interest expense of approximately $525 annually. In addition, changes in interest rates impact the fair value of our notes receivable and debt obligations.

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

On September 28, 1998, the Court granted the Company's Motion for Summary Judgment and dismissed the Company from the class action. On December 11, 1998, the plaintiffs appealed the Court's decision to grant the Company's Motion for Summary Judgment. On June 8, 2000, the Court of Appeal, Fourth Appellate District, Division One of the State of California affirmed the Summary Judgment entered by the Superior Court of San Diego County in favor of the Company. Since the time period for the plaintiff's appeal has expired, this matter is now terminated.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On May 1, 2000, the Company issued warrants to purchase 53,827 shares of its common stock, $.01 par value ("Common Stock"), with an exercise price of $2.40 per share to id8 Group Holdings, Inc. as a retainer for services to be rendered to the Company. The warrants are exercisable in whole or in part during the two-year period ending May 1, 2002 at which time they expire. The warrants contain anti-dilution provisions providing for adjustments of the number of shares purchasable and the exercise price under certain circumstances.

On May 22, 2000, the Company issued warrants to purchase 18,938 shares of its Common Stock with an exercise price of $2.475 per share to Greyhawke Capital Advisors LLC in return for services rendered to the Company. The warrants are exercisable in whole or in part during the five-year period ending May 22, 2005 at which time they expire. The warrants contain anti-dilution provisions providing for adjustments of the number of shares purchasable and the exercise price under certain circumstances.

The foregoing transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Regulation D promulgated thereunder. The recipients in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the warrant certificates issued in the transactions. The recipients had adequate access, through their relationships with the Company, to information about the Company.

Item 5. Other Information

Effective July 31, 2000, the Company entered into a Second Forbearance and Modification Agreement (the "Agreement") that modified the terms of its bank loan agreements (the "Loan Agreements"). Pursuant to the Agreement, the maturity date of indebtedness outstanding under the Loan Agreements was extended to September 30, 2000 and the annual interest rates under outstanding notes were increased to three percentage points above the bank's prime interest rate. In addition, the permitted overadvance, based on the value of collateral consisting of eligible accounts receivable and inventories, under a $10,000,000 working capital revolving credit line and a $4,000,000 installment note was increased to $2,800,000.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

      The following exhibits are filed herewith as part of this report:

      Exhibit
        No.     Description of Exhibit
      -------   ----------------------

      10.1 Forbearance and Modification Agreement between Elcotel, Inc. and Bank of America, N.A. effective July 31, 2000

      10.2      Warrant to Purchase Shares of Common Stock dated May 1, 2000

      10.3      Warrant to Purchase Shares of Common Stock dated May 22, 2000

      27        Financial Data Schedule (Edgar Filing only)

  (b) Reports on Form 8-K:

      During the quarter ended June 30, 2000, the Company filed a Form 8-K Current Report dated May 1, 2000 reporting that the Company had entered into a Forbearance and Modification Agreement dated April 12, 2000 that modified the terms of the loan agreements between the Company and its bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Elcotel, Inc.
                                          --------------------------------------
                                                    (Registrant)

Date: August 14, 2000                     By:  /s/ William H. Thompson
                                          --------------------------------------
                                          William H. Thompson
                                          Senior Vice President, Administration
                                          and Finance (Principal Financial
                                          Officer)

                                          By:  /s/ Scott M. Klein
                                          --------------------------------------
                                          Scott M. Klein
                                          Controller (Principal Accounting
                                          Officer)