Form 10-K405/A
period 2000-03-31
ELCOTEL INC
filed 2000-09-01
CIK 801448

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

At June 17, 2000, there were 13,742,391 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

         The undersigned registrant hereby amends Part II Item 8. Consolidated Financial Statements and Supplementary Data and Part IV Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K of its Annual Report on Form 10-K for the fiscal year ended March 31, 2000 for the sole purpose of filing a revised Independent Auditors' Report.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Independent Auditors' Report                                              4

Consolidated Balance Sheets at March 31, 2000 and 1999                    5


Consolidated Statements of Operations and Other
  Comprehensive Income (Loss) for the years ended

  March 31, 2000, 1999 and 1998                                           6


Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998                                           7


Consolidated Statements of Changes in Stockholders' Equity

  for the years ended March 31, 2000, 1999 and 1998                       8


Notes to Consolidated Financial Statements                                9


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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


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


DELOITTE & TOUCHE LLP


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

Engineering, Research and Development Costs


      Costs and expenses incurred for the purpose of product research, design and development are charged to operations as incurred. Engineering, research and development costs consist primarily of costs associated with development of new products and manufacturing processes. The Company capitalizes software development costs once technological feasibility has been achieved. Once the product is released, the capitalized costs are amortized to operations based on the straight-line method over the estimated useful life of the product, which ranges from five to ten years. Capitalized software development costs are reported at the lower of cost, net of accumulated amortization, or net realizable value. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred. Software development costs capitalized during the years ended March 31, 2000, 1999 and 1998 approximated $3,618, $639 and $100, respectively.


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

10.10 Mortgage Modification and Future Advance Agreement between Registrant and NationsBank, N.A. November 26, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

10.11 Business Loan Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999) Commercial Security Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999 10.12 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.13 Promissory Note between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.14 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)


10.15 Forbearance and Modification Agreement between Elcotel, Inc. and Bank of America, N.A. dated April 12, 2000 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the Year Ended March 31, 2000)

10.16 Mortgage and Security Agreement between Elcotel, Inc. and Bank of America, N.A. dated April 12, 2000 (incorporated by reference to
            Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the Year Ended March 31, 2000)

10.17 Mortgage Modification Agreement between Elcotel, Inc. and Bank of America, N.A. dated April 12, 2000 (incorporated by reference to
            Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the Year Ended March 31, 2000)


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

10.28 Stockholders' Agreement (incorporated by reference to Exhibit 2.3 to Registrant's Registration Statement on Form S-4, File No. 333-38439)

21.1        Subsidiaries of the Registrant (incorporated by reference to Exhibit
            21.1 to Registrant's Annual Report on Form 10-K for the Year Ended March 31, 2000)


23.1        Independent Auditor's Consent (filed herewith)


27 Financial Data Schedule (incorporated by reference to Exhibit 27 to Registrant's Annual Report on Form 10-K for the year ended March 31,
            2000)


*  Management compensation agreements and plans.

      (b)   Reports on Form 8-K

            The Registrant filed no reports on Form 8-K during the fourth quarter of the year ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of August 2000.


                                      ELCOTEL, INC.


                                      By: /s/ William H. Thompson
                                          --------------------------------------
                                              William H. Thompson
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Secretary (principal financial
                                              officer)