Form 10-Q
period 2000-09-30
ELCOTEL INC
filed 2000-11-20
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                          Yes  _X_      No____

As of November 9, 2000, there were 13,779,991 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         ELCOTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars, except per share amounts, in thousands)

                                                               September 30,     March 31,
                                                                    2000           2000
                                                               ------------      ---------
                                                                (Unaudited)
ASSETS
Current assets:
    Cash                                                          $  1,482       $  1,153
    Accounts and notes receivable, less allowance for credit
        losses of $1,948 and $1,593                                  7,269          8,073
    Inventories                                                      8,309          8,768
    Refundable income taxes                                             72             82
    Prepaid expenses and other current assets                          844            997
                                                                  --------       --------
          Total current assets                                      17,976         19,073
Property, plant and equipment, net                                   5,401          5,867
Notes receivable, less allowance for credit losses
  of $15 and $272                                                       63            395
Identified intangible assets, net of accumulated amortization
  of $3,141 and $2,665                                               6,057          6,610
Capitalized software, net of accumulated amortization
  of $835 and $505                                                   5,123          4,786
Goodwill, net of accumulated amortization
  of $1,911 and $1,567                                              22,059         22,403
Other assets                                                           634            575
                                                                  --------       --------
                                                                  $ 57,313       $ 59,709
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $  6,138       $  4,868
    Accrued expenses and other current liabilities                   3,869          3,123
    Notes, debt and capital lease obligations payable - current     11,391         11,611
                                                                  --------       --------
          Total current liabilities                                 21,398         19,602
Notes, debt and capital lease obligations payable - noncurrent         219            208
                                                                  --------       --------
                                                                    21,617         19,810
                                                                  --------       --------
Commitments and contingencies                                           --             --
Stockholders' equity:
    Common stock, $.01 par value, 40,000,000 shares authorized,
      13,831,991 and 13,794,391 shares issued, respectively            138            138
    Additional paid-in capital                                      47,564         47,423
    Accumulated deficit                                            (11,671)        (7,508)
    Accumulated other comprehensive (loss) income                     (158)            23
    Less - cost of 52,000 shares of common stock in treasury          (177)          (177)
                                                                  --------       --------
          Total stockholders' equity                                35,696         39,899
                                                                  --------       --------
                                                                  $ 57,313       $ 59,709
                                                                  ========       ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                (Dollars, except per share amounts, in thousands)

                                              Three Months Ended      Six Months Ended
                                                 September 30,          September 30,
                                            --------    --------    --------------------
                                              2000        1999        2000       1999
                                            --------    --------    --------   ---------
Revenues and net sales:
  Product sales                             $  5,355    $  9,465    $ 12,468    $ 19,300
  Services                                     1,737       3,986       3,895       6,909
                                            --------    --------    --------    --------
                                               7,092      13,451      16,363      26,209
                                            --------    --------    --------    --------
Cost of revenues and sales:
  Cost of products sold                        4,206       7,115       9,444      13,435
  Cost of services                             1,640       3,687       3,623       6,139
                                            --------    --------    --------    --------
                                               5,846      10,802      13,067      19,574
                                            --------    --------    --------    --------
Gross profit                                   1,246       2,649       3,296       6,635
                                            --------    --------    --------    --------
Other costs and expenses:
    Selling, general and administrative        1,658       2,790       3,819       5,336
    Engineering, research and development        792       1,547       1,886       2,877
    Amortization                                 500         524       1,009       1,049
    Interest expense, net                        325         174         745         311
                                            --------    --------    --------    --------
                                               3,275       5,035       7,459       9,573
                                            --------    --------    --------    --------
Loss before income tax benefit                (2,029)     (2,386)     (4,163)     (2,938)
Income tax benefit                                --         812          --       1,015
                                            --------    --------    --------    --------
Net loss                                      (2,029)     (1,574)     (4,163)     (1,923)
Other comprehensive loss, net of tax:
Holding loss on marketable securities            (12)        (49)       (181)        (49)
                                            --------    --------    --------    --------
Comprehensive loss                          $ (2,041)   $ (1,623)   $ (4,344)   $ (1,972)
                                            ========    ========    ========    ========

Loss per common and common
 equivalent share:
      Basic                                 $  (0.15)   $  (0.12)   $  (0.30)   $  (0.14)
                                            ========    ========    ========    ========
      Diluted                               $  (0.15)   $  (0.12)   $  (0.30)   $  (0.14)
                                            ========    ========    ========    ========

Weighted average number of common and
 common equivalent shares outstanding:
      Basic                                   13,773      13,500      13,758      13,500
                                            ========    ========    ========    ========
      Diluted                                 13,773      13,500      13,758      13,500
                                            ========    ========    ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                            Six Months Ended
                                                              September 30,
                                                           -------------------
                                                              2000      1999
                                                           --------   --------
Cash flows from operating activities
    Net loss                                               $(4,163)   $(1,923)
    Adjustments to reconcile net loss to net
      cash (used for) provided by operating activities:
        Depreciation and amortization                        2,145      1,750
        Provision for credit losses                            164        314
        Provisions for obsolescence and warranty
          expense                                              330      1,313
        Stock option compensation                               96         31
        Value of services received in return for
          issuance of common stock purchase warrants            24         --
        Deferred tax benefit                                    --     (1,015)
        Changes in operating assets and liabilities:
          Accounts and notes receivable                        972      1,046
          Inventories                                          294      1,966
          Refundable income taxes                               10          2
          Prepaid expenses and other current assets             17        276
          Other assets                                        (268)      (176)
          Accounts payable                                   1,270        142
          Accrued expenses and other current liabilities       495       (931)
                                                           -------    -------
      Net cash provided by operating activities              1,386      2,795
                                                           -------    -------
Cash flows from investing activities
    Capital expenditures                                      (103)    (1,157)
    Capitalized software                                      (667)    (1,926)
                                                           -------    -------
      Net cash (used for) investing activities                (770)    (3,083)
                                                           -------    -------
Cash flows from financing activities
    Net proceeds under revolving credit
      lines                                                     --      1,563
    Decrease in bank overdraft                                  --       (867)
    Principle payments                                        (349)      (398)
    Proceeds from exercise of common stock
      options                                                   62         --
                                                           -------    -------
      Net cash (used for) provided by financing
            activities                                        (287)       298
                                                           -------    -------
Increase in cash                                               329         10
Cash, beginning of period                                    1,153         16
                                                           -------    -------
Cash, end of period                                        $ 1,482    $    26
                                                           =======    =======

        The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars, except per share amounts, in thousands)

1. GENERAL

Elcotel, Inc. and its wholly owned subsidiaries (the "Company") design, develop, manufacture and market a comprehensive line of integrated public communications products and services. The Company's product line includes microprocessor-based payphone terminals known in the industry as "smart" or "intelligent" payphones, software systems to manage and control networks of the Company's smart payphone terminals, electromechanical payphone terminals also known in the industry as "dumb" payphones, replacement components and assemblies, and an offering of industry services including repair, upgrade and refurbishment of equipment, customer training and technical support. In addition, the Company has developed non-PC Internet terminal appliances for use in a public communications environment, which will enable the on-the-go user to gain access to Internet-based content and information through the Company's client-server network supported by its back office software system. The Company's non-PC Internet terminal appliances were designed to provide the features of traditional smart payphone terminals, to provide connectivity to Internet-based content, to support e-mail and e-commerce services, and to generate revenues from display advertising, sponsored content and other services in addition to traditional revenues from public payphones. The Company's service bureau network was designed to manage and deliver display advertising content, Internet-based content and specialized and personalized services to its non-PC Internet terminal appliances. The Company's Internet appliance business is presently in the development stage and has just begun to generate revenues.

The accompanying unaudited consolidated balance sheet of the Company at September 30, 2000 and the unaudited consolidated statements of operations and other comprehensive loss for the three months and six months ended September 30, 2000 and 1999 and of cash flows for the six months ended September 30, 2000 and 1999 have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2000, and for all periods presented, have been made. The Company's unaudited consolidated financial statements for the three months and six months ended September 30, 1999 have been reclassified to conform with the presentation at and for the three months and six months ended September 30, 2000.

The consolidated balance sheet at March 31, 2000 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three months and six months ended September 30, 2000 are not necessarily indicative of the results for the full fiscal year.

2. INVENTORIES

Inventories at September 30, 2000 and March 31, 2000 are summarized as follows:

                                            September 30,    March 31,
                                                2000            2000
                                            -------------    ---------
Finished products                            $  2,937        $  1,679
Work-in-process                                   856           1,068
Purchased components                            6,500           7,835
                                             --------        --------
                                               10,293          10,582
Reserve for obsolescence                       (1,984)         (1,814)
                                             --------        --------
                                             $  8,309        $  8,768
                                             ========        ========

3. NOTES AND DEBT OBLIGATIONS PAYABLE

As of March 31, 2000, the Company was in default of certain financial covenants contained in the Loan and Security Agreements (the "Loan Agreements") between the Company and its bank. On April 12, 2000, the Company entered into a Forbearance and Modification Agreement (the "Forbearance Agreement") with its bank that modified the terms of the Loan Agreements. Under the terms of the Forbearance Agreement, the maturity date of all indebtedness outstanding under the Loan Agreements, including indebtedness outstanding under revolving credit lines, an installment note and a mortgage note was accelerated to July 31, 2000. The annual interest rates of the installment note and mortgage note were increased to 11.5% from 7.55% and 8.5%, respectively. The annual interest rate under the revolving credit lines was increased from one and one-half percentage point over the bank's floating 30 day Libor Rate (7.63% at March 31, 2000) to two and one-half percentage points above the bank's floating prime interest rate (11.5% at April 12, 2000). In addition, the availability of additional funds under a $2,000 export revolving credit line (none of which was outstanding) and a $1,500 equipment revolving credit line ($281 of which was outstanding) was cancelled. Further, the Forbearance Agreement permitted an overadvance of indebtedness outstanding under the Company's working capital revolving credit line and installment note of $2,800 through June 30, 2000 and $1,500 for the remainder of its term.

Effective July 31, 2000, the Company entered into a Second Forbearance and Modification Agreement (the "Second Forbearance Agreement"). Pursuant to the Second Forbearance Agreement, the maturity date of indebtedness outstanding under the Loan Agreements was extended to September 30, 2000 and the fixed and floating interest rates of outstanding notes were increased to three percentage points above the bank's prime interest rate (12.5% at July 31, 2000). In addition, the permitted overadvance under the working capital revolving credit line and installment note was increased to $2,800.

The Second Forbearance Agreement expired on September 30, 2000, and accordingly, all obligations outstanding under the Loan Agreements became due and payable. The Company is presently attempting to negotiate the terms of a third forbearance agreement and/or restructure the bank indebtedness. The Company is also continuing its efforts to raise additional equity capital and secure other sources of financing to facilitate the restructuring of its bank indebtedness. However, there can be no assurance that a third forbearance agreement will be entered into or that the Company will be able to secure other sources of financing, raise additional equity capital or restructure its bank indebtedness. Accordingly, there is no assurance that the Company will be able to continue normal operations.

In addition, even if the Company's efforts to raise additional financing and/or capital are successful, there is no assurance that any such additional financing and/or capital would be provided on terms that are not onerous or that the percentage ownership of the Company's current stockholders will be not be reduced substantially.

4. STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the six months ended September 30, 2000 are summarized as follows:

                                                                                  Accumulated
                                                 Additional                          Other
                                        Common    Paid-in        Accumulated      Comprehensive   Treasury
                                         Stock    Capital          Deficit        Income (Loss)     Stock       Total
                                        ------   ----------      -----------      -------------   --------    ---------
Balance at March 31, 2000               $ 138     $ 47,423        $ (7,508)            $ 23        $ (177)    $ 39,899
Exercise of stock options                               72                                                          72
Issuance of common stock
  purchase warrants                                     69                                                          69
Holding loss on marketable
  securities, net of tax                                                               (181)                      (181)
Net loss for the period                                             (4,163)                                     (4,163)
                                        -----     --------       ----------          -------       -------    ---------
Balance at September 30, 2000           $ 138     $ 47,564       $ (11,671)          $ (158)       $ (177)    $ 35,696
                                        =====     ========       ==========          =======       =======    =========

On May 1, 2000, the Company issued warrants to purchase 53,827 shares of its common stock at a purchase price of $2.40 per share as a retainer for services valued at $49 to be rendered to the Company over a two-year period ending May 1, 2002. The warrants are exercisable in whole or in part during the two-year period ending May 1, 2002 at which time they expire. The warrants contain anti-dilution provisions providing for adjustments of the number of shares purchasable and the exercise price under certain circumstances. The fair value of the warrants (based on the Black-Scholes Option pricing method assuming an expected life of two years, a risk free interest rate of 6.6% and volatility of 77%) is being charged to operations over the life of the warrant.

On May 22, 2000, the Company issued warrants to purchase 18,938 shares of its common stock at a purchase price of $2.475 per share in return for services rendered to the Company valued at $20 (based on the Black-Scholes Option pricing method assuming an expected life of three years, a risk free interest rate of 6.6% and volatility of 77%). The warrants are exercisable in whole or in part during the five-year period ending May 22, 2005 at which time they expire. The warrants contain anti-dilution provisions providing for adjustments of the number of shares purchasable and the exercise price under certain circumstances. The fair value of the warrants was charged to operations during the six months ended September 30, 2000.

5. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of the Company's supplemental cash flow information for the six months ended September 30, 2000 and 1999 is as follows:

                                                         2000      1999
                                                       --------   -------

Cash paid (received) during the period for:
    Interest                                             $ 574    $ 473
    Income taxes                                           (10)      (2)

Non-cash investing and financing activities:
    Equipment acquired under capital lease
     obligations                                           140       --
    Unrealized (gain) loss on marketable securities
     resulting in an (increase) decrease in
     stockholders' equity and other current assets         181      (23)
    Compensation related to exercised stock options
     resulting in an increase in stockholders's equity
     and a decrease in accrued expenses                     10       --
    Increase in prepaid expenses and stockholders'
     equity upon issuance of common stock
     purchase warrants                                      45       --

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

The weighted average number of shares of common stock outstanding used to compute basic loss per share for the three months ended September 30, 2000 and 1999 was 13,773,362 shares and 13,499,693 shares, respectively. The weighted average number of shares of common stock outstanding used to compute basic loss per share for the six months ended September 30, 2000 and 1999 was 13,757,877 shares and 13,499,693 shares, respectively. There were no potential dilutive common shares outstanding during the three months and six months ended September 30, 2000 and 1999 for purposes of computing diluted loss per share.

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

The sales revenue and gross profit (loss) of each reportable segment for the three months ended September 30, 2000 and 1999 is set forth below:

                                      2000                  1999
                             --------------------   --------------------
                                         Gross
                                         Profit                  Gross
                               Sales     (Loss)       Sales      Profit
                             --------   --------    --------   ---------

Payphone segment             $  6,888   $  1,737    $ 13,451   $  2,649
Internet appliance segment        204       (491)         --         --
                             --------   --------    --------   --------
                             $  7,092   $  1,246    $ 13,451   $  2,649
                             ========   ========    ========   ========

The sales revenue and gross profit (loss) of each reportable segment for the six months ended September 30, 2000 and 1999 is set forth below:


                                      2000                  1999
                             --------------------   --------------------
                                         Gross
                                         Profit                  Gross
                               Sales     (Loss)       Sales      Profit
                             --------   --------    --------   ---------

Payphone segment             $ 15,240   $  4,215    $ 26,209   $  6,635
Internet appliance segment      1,123       (919)         --         --
                             --------   --------    --------   --------
                             $ 16,363   $  3,296    $ 26,209   $  6,635
                             ========   ========    ========   ========

The sales revenue of each reportable segment by customer group for the three months and six months ended September 30, 2000 and 1999 is summarized as follows:

                                       Three Months Ended   Six Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         2000     1999       2000      1999
                                       -------   -------   -------  ---------

Payphone segment:
  Telephone companies                  $ 4,859   $ 7,946   $10,501   $15,393
  Private operators and distributors     1,260     2,998     3,303     6,890
  International operators                  769     2,507     1,436     3,926
Internet appliance segment:
  International operators                   98        --       995        --
  Telephone companies                      100        --       105        --
  Private operators and distributors         6        --        23        --
                                       -------   -------   -------   -------
                                       $ 7,092   $13,451   $16,363   $26,209
                                       =======   =======   =======   =======

The Company does not allocate assets or other corporate expenses to reportable segments. A reconciliation of segment gross profit information to the Company's consolidated financial statements for the three months and six months ended September 30, 2000 and 1999 is as follows:

                                             Three Months Ended      Six Months Ended
                                                 September 30,         September 30,
                                             ------------------    -------------------
                                               2000       1999       2000       1999
                                             -------    -------    -------    --------
Total gross profit of  reportable segments   $ 1,246    $ 2,649    $ 3,296    $ 6,635
Unallocated corporate expenses                (3,275)    (5,035)    (7,459)    (9,573)
                                             -------    -------    -------    -------
Loss before income taxes                     $(2,029)   $(2,386)   $(4,163)   $(2,938)
                                             =======    =======    =======    =======

Information with respect to sales of products and services of the Company's reportable segments during the three months and six months ended September 30, 2000 and 1999 is set forth below:

                                                   Three Months Ended   Six Months Ended
                                                       September 30,      September 30,
                                                   ------------------  -----------------
                                                     2000      1999      2000      1999
                                                   -------   -------   -------   -------
Payphone segment:
  Payphone terminals                               $ 1,861   $ 4,470   $ 4,586   $ 8,008
  Printed circuit board control modules and kits     2,382     3,321     5,276     7,943
  Components, assemblies and other products            914     1,674     1,494     3,349
  Repair, refurbishment and upgrade services         1,637     3,758     3,575     6,437
  Other services                                        94       228       309       472
Internet appliance segment:
   Internet appliance terminals                        198        --     1,112        --
   Service and advertising revenues                      6        --        11        --
                                                   -------   -------   -------   -------
                                                   $ 7,092   $13,451   $16,363   $26,209
                                                   =======   =======   =======   =======

The Company markets its products and services in the United States and in certain foreign countries. The Company's international business consists of export sales, and the Company does not presently have any foreign operations. Sales by geographic region for the three months and six months ended September 30, 2000 and 1999 were as follows:

                                 Three Months Ended   Six Months Ended
                                    September 30,      September 30,
                                 ------------------  -----------------
                                   2000      1999      2000      1999
                                 -------   -------   -------   -------

United States                    $ 6,216   $10,944   $13,922   $22,282
Canada                               250     1,238     1,209     1,846
Latin America                        498       848     1,104     1,619
Europe, Middle East and Africa        --       400        --       411
Asia Pacific                         128        21       128        51
                                 -------   -------   -------   -------
                                 $ 7,092   $13,451   $16,363   $26,209
                                 =======   =======   =======   =======

8. SUBSEQUENT EVENTS

Effective October 31, 2000, the Company restructured its business and terminated the employment of approximately 40 employees to reduce its costs and expenses. The Company did not recognize any restructuring charges as a result the restructuring. The restructuring is expected to result in cost and expense reductions of approximately $1,600 annually.

In addition, on October 31, 2000, the Company granted options under its 1991 Stock Option Plan to employees, including officers, to purchase 757,500 shares of the Company's common stock at an exercise price of $.75 per share. The options were granted as an incentive to remain in the employ of the Company, and are exercisable on a pro rata basis over the succeeding twenty-four (24) months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per share data, in this Management's Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.

Forward Looking Statements

The statements contained in this report which are not historical facts contain forward looking information, usually containing the words "believe", "estimate", "expect" or similar expressions, regarding the Company's financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to management. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause our actual results to differ materially from those expected by us, including competitive factors, customer relations, the risk of obsolescence of our products, relationships with suppliers, the risk of adverse regulatory action affecting our business or the business of our customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the outcome of litigation to which we are a party, and other uncertainties detailed in this report and in our other filings with the Securities and Exchange Commission.

Results of Operations

                 Three Months Ended September 30, 2000 Compared
                  to the Three Months Ended September 30, 1999

We reported a net loss of $2,029, or $.15 per diluted share, for the three months ended September 30, 2000 on net sales and revenues of $7,092 as compared to a net loss of $1,574 ($2,386 before income tax benefits, as compared to recognizing no income tax benefits during the three months ended September 30,
2000), or $.12 per diluted share, on net sales and revenues of $13,451 for the three months ended September 30, 1999. Operating results for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 reflect a decline in sales of 47%, a decline in gross profit of 53% and a decline in other costs and expenses of 35%.

The following table shows certain line items in the accompanying unaudited consolidated statements of operations and other comprehensive loss for the three months ended September 30, 2000 (second quarter of fiscal 2001) and 1999 (second quarter of fiscal 2000) that are discussed below together with amounts expressed as a percentage of sales.

                                                   Percent              Percent
                                         2000     of Sales    1999      of Sales
                                      --------    --------  --------    --------

Net sales                             $  7,092       100%   $ 13,451      100%
Cost of goods sold                       5,846        82      10,802       80
Gross profit                             1,246        18       2,649       20
Selling, general and administrative
  expenses                               1,658        23       2,790       21
Engineering, research and
  development expenses                     792        11       1,547       12
Interest expense                           325         5         174        1
Income tax (benefit)                        --        --        (812)      (6)

Revenues and net sales by business segment and customer group for the three months ended September 30, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                              Increase  Percentage
                                         2000        1999    (Decrease)   Change
                                       --------   --------   ---------- ----------
Payphone Business:
  Telephone companies                  $  4,859   $  7,946    $ (3,087)   (39%)
  Private operators and distributors      1,260      2,998      (1,738)   (58)
  International operators                   769      2,507      (1,738)   (69)
Internet Appliance Business:

  International operators                    98         --          98     --
  Telephone companies                       100         --         100     --
  Private operators and distributors          6         --           6     --
                                       --------   --------    --------    ---
                                       $  7,092   $ 13,451    $ (6,359)   (47%)
                                       ========   ========    ========    ===

The decrease in revenues and net sales of our payphone business is primarily attributable to a decrease in volume of product sales and services provided to all customer groups. We believe that the decreases in domestic product sales and service revenues are primarily attributable to the contraction of the installed base of payphone terminals in the domestic market and to declining revenues of payphone service providers caused by increasing usage of wireless services and a higher volume of dial-around calls. In addition, continuing downward pricing pressures contributed to the decline in revenues and net sales to domestic customers. The decrease in revenues and net sales of our payphone business to international operators is primarily attributable to a decrease in export volume of payphone terminals to customers in Latin America, Africa and Canada, which we believe is attributable to changing customer requirements, the timing of generating new business opportunities and the introduction of our Internet terminal appliances.

We began commercial shipments of our Internet terminal appliances (the GrapevineTM terminals) at the end of fiscal year 2000 under a contract with Canada Payphone Corporation. During the three months ended September 30, 2000, sales of Grapevine terminals to Canada Payphone Corporation, which accounted for the majority of revenues and net sales of our Internet appliance business to international operators were limited because of our program to incorporate design changes and enhancements suggested by field trials and initial deployments of Grapevine terminals, which delayed field deployments. Sales of Grapevine terminals to telephone companies during the second quarter of fiscal 2001 were made under a market trial agreement with a major inter-exchange carrier. Other shipments under a trial agreement with one of the regional telephone companies and to private operators and distributors have not generated any significant revenues.

Revenues and net sales of products and services for the three months ended September 30, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                            Increase   Percentage
                                                      2000       1999      (Decrease)    Change
                                                    --------   --------    ----------  ----------
Products:
   Payphone terminals                               $  1,861   $  4,470    $ (2,609)     (58%)
   Internet terminal appliances                          198         --         198       --
   Printed circuit board control modules and kits      2,382      3,321        (939)     (28)
   Components, assemblies and other products             914      1,674        (760)     (45)
Services:
   Repair, refurbishment and upgrade services          1,637      3,758      (2,121)     (56)
   Other services                                        100        228        (128)     (56)
                                                    --------   --------    --------      ---
                                                    $  7,092   $ 13,451    $ (6,359)     (47%)
                                                    ========   ========    ========      ===

Cost of sales and gross profit margins as a percentage of net sales and revenues approximated 82% and 18%, respectively, for the second quarter of fiscal 2001 as compared to 80% and 20%, respectively, for the second quarter of fiscal 2000. Gross profit from product sales declined to approximately 21% of sales during the three months ended September 30, 2000 from 25% of sales for the three months ended September 30, 1999 primarily due to: (i) fixed manufacturing costs related to the start-up of manufacturing Grapevine terminals; (ii) the decrease in volume; and (iii) lower average prices, which was partially offset by cost reductions from the restructuring of operations during the latter part of fiscal 2000 and a decrease in obsolescence provisions of $505. Gross profit from services decreased to approximately 6% of revenues for the second quarter of fiscal 2001 from approximately 8% of revenues for the second quarter of fiscal 2000 primarily due to the establishment of our Grapevine back-office management operations, partially offset by a decrease in obsolescence provisions of $246 related to refurbishment operations. We believe that our product and services gross profit margins will improve as the manufacturing volume and installed base of Grapevine terminals increases. However, there can be no assurance that our Grapevine volume and the installed base of Grapevine terminals will increase, and or that our gross profit margins will improve.

Sales and gross profit (loss) of each reportable segment for the three months ended September 30, 2000 and 1999 is set forth below:

                                     2000                  1999
                             -------------------    -------------------
                                         Gross
                                         Profit                  Gross
                               Sales     (Loss)       Sales     Profit
                             --------   --------    --------   --------

Payphone segment             $  6,888   $  1,737    $ 13,451   $  2,649
Internet appliance segment        204       (491)         --         --
                             --------   --------    --------   --------
                             $  7,092   $  1,246    $ 13,451   $  2,649
                             ========   ========    ========   ========

Gross profit from our payphone business increased to approximately 25% of net sales and revenues for the three months ended September 30, 2000 from approximately 20% of sales and revenues for the three months ended September 30, 1999 primarily due to the increase in the percentage of sales of printed circuit board control modules and kits, improved margins from repair and refurbishment services, the decrease in obsolescence provisions referred to above and cost reductions from the restructuring of operations during the latter part of fiscal 2000, which were partially offset by the impact of lower volume and average selling prices. During the three months ended September 30, 2000, we incurred a negative gross profit in our Internet appliance business primarily because of the establishment of our back-office management operations and the start-up of manufacturing Grapevine terminals. Attaining a gross profit in our Internet appliance business is primarily dependent upon our ability to increase sales volume and achieve a volume of terminal installations sufficient to generate recurring service revenues in excess of the fixed operating costs of our back-office management operations.

Selling, general and administrative expenses decreased by $1,132, or approximately 41%, during the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000, and represented 23% of net sales and revenues versus 21% of net sales and revenues in the second quarter of fiscal 2000. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel and other operating expenses as a result of the restructuring of our payphone business during the latter part of fiscal 2000, current year cost control initiatives and a decline in variable selling expenses, which is related to the decline in sales.

Engineering, research and development expenses decreased by $755, or approximately 49%, during the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 as a result of a reduction in resources devoted to the development of our e-Prism back-office management system and our Grapevine terminals released to the market at the end of fiscal 2000 and a restructuring of these activities during the first quarter of fiscal 2001. In addition, software development costs capitalized during the second quarter of fiscal 2001 declined by $815 to $248 from $1,063 for the second quarter of fiscal 2000.

The increase in net interest expense during the second quarter of fiscal 2001 as compared to the same quarter last year is primarily attributable to an increase in the interest rates under our bank notes payable as a result of the modifications to our bank loan agreements, as further described below under "Liquidity and Capital Resources," and an increase in the amortization of debt issuance expenses of $21.

During the second quarter of fiscal 2000, we recognized tax benefits of $812 on a pre-tax loss of $2,386. Tax benefits for the second quarter of fiscal 2001 were offset by an increase in the valuation allowance against deferred tax assets because of the uncertainty as to whether we will be able to realize the tax benefits.

                  Six Months Ended September 30, 2000 Compared
                   to the Six Months Ended September 30, 1999

We reported a net loss of $4,163, or $.30 per diluted share, for the six months ended September 30, 2000 on net sales and revenues of $16,363 as compared to a net loss of $1,923 ($2,938 before income tax benefits, as compared to recognizing no income tax benefits during the six months ended September 30,
2000), or $.14 per diluted share, on net sales and revenues of $26,209 for the six months ended September 30, 1999. Operating results for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999 reflect a decline in sales of 38%, a decline in gross profit of 50% and a decline in other costs and expenses of 22%.

The following table shows certain line items in the accompanying unaudited consolidated statements of operations and other comprehensive loss for the six months ended September 30, 2000 (first six months of fiscal 2001) and 1999 (first six months of fiscal 2000) that are discussed below together with amounts expressed as a percentage of sales.

                                                     Percent            Percent
                                        2000        of Sales   1999    of Sales
                                      --------      -------- --------  ---------

Net sales                             $ 16,363        100%   $ 26,209    100%
Cost of goods sold                      13,067         80      19,574     75
Gross profit                             3,296         20       6,635     25
Selling, general and administrative
  expenses                               3,819         23       5,336     20
Engineering, research and
  development expenses                   1,886         12       2,877     11
Interest expense                           745          5         311      1
Income tax (benefit)                        --         --      (1,015)    (4)

Revenues and net sales by business segment and customer group for the three months ended September 30, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                               Increase   Percentage
                                         2000       1999      (Decrease)    Change
                                       --------   --------    ----------  ----------
Payphone Business:
  Telephone companies                  $ 10,501   $ 15,393    $ (4,892)      (32%)
  Private operators and distributors      3,303      6,890      (3,587)      (52)
  International operators                 1,436      3,926      (2,490)      (63)
Internet Appliance Business:
  International operators                   995         --         995        --
  Telephone companies                       105         --         105        --
  Private operators and distributors         23         --          23        --
                                       --------   --------    --------       ---
                                       $ 16,363   $ 26,209    $ (9,846)      (38%)
                                       ========   ========    ========       ===

The decrease in revenues and net sales of our payphone business for the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 is primarily attributable to a decrease in volume. We believe that the decreases are primarily attributable to same industry factors that influenced our performance for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 as explained above.

During the six months ended September 30, 2000, sales of Grapevine terminals, which were released to the market during the latter part of fiscal 2000, to Canada Payphone Corporation accounted for the majority of revenues and net sales of our Internet appliance business to international operators. Sales of Grapevine terminals to telephone companies, private operators and distributors were made under market trial agreements, including those with a major inter-exchange carrier and one of the regional telephone companies, and have not generated any significant revenues. Also, as previously explained, sales of Grapevine terminals during the six months ended September 30, 2000 were negatively affected by our program to incorporate design changes and enhancements suggested by field trials and initial deployments of Grapevine terminals, which delayed field deployments.

Revenues and net sales of products and services for the six months ended September 30, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                            Increase   Percentage
                                                      2000       1999      (Decrease)    Change
                                                    --------   --------    ----------  ----------
Products:
   Payphone terminals                               $  4,586   $  8,008    $ (3,422)      (43%)
   Internet terminal appliances                        1,112         --       1,112        --
   Printed circuit board control modules and kits      5,276      7,943      (2,667)      (34)
   Components, assemblies and other products           1,494      3,349      (1,855)      (55)
Services:
   Repair, refurbishment and upgrade services          3,575      6,437      (2,862)      (44)
   Other services                                        320        472        (152)      (32)
                                                    --------   --------    --------       ---
                                                    $ 16,363   $ 26,209    $ (9,846)      (38%)
                                                    ========   ========    ========       ===

Cost of sales and gross profit margins as a percentage of net sales and revenues approximated 80% and 20%, respectively, for the first six months of fiscal 2001 as compared to 75% and 25%, respectively, for the first six months of fiscal 2000. Gross profit from product sales declined to approximately 24% of sales during the six months ended September 30, 2000 from 30% of sales for the six months ended September 30, 1999 primarily due to: (i) the start-up of manufacturing Grapevine terminals; (ii) the decrease in volume; and (iii) lower average prices, which were partially offset by cost reductions from the restructuring of operations during the latter part of fiscal 2000 and a decrease in obsolescence provisions of $581. Gross profit from services decreased to approximately 7% of revenues for the first six months of fiscal 2001 from approximately 11% of sales for the first six months of fiscal 2000 primarily due to the establishment of our Grapevine back-office management operations, the impact of which was partially offset by improved margins from repair and refurbishment services, including a decrease in obsolescence provisions of $247.

Sales and gross profit (loss) of each reportable segment for the six months ended September 30, 2000 and 1999 is set forth below:

                                     2000                   1999
                             --------------------   -------------------
                                         Gross
                                         Profit                  Gross
                               Sales     (Loss)       Sales      Profit
                             --------   --------    --------   --------
Payphone segment             $ 15,240   $  4,215    $ 26,209   $  6,635
Internet appliance segment      1,123       (919)         --         --
                             --------   --------    --------   --------
                             $ 16,363   $  3,296    $ 26,209   $  6,635
                             ========   ========    ========   ========

Gross profit from our payphone  business  increased to approximately  28% of net sales and revenues for the six months ended September 30, 2000 from approximately 25% of net sales and revenues for the six months ended September 30, 1999 primarily due to the decrease in obsolescence provisions, improved margins from repair and refurbishment services and cost reductions from the restructuring of operations during the latter part of fiscal 2000, which were partially offset by the impact of lower volume and average selling prices. During the six months ended September 30, 2000, we incurred a negative gross profit in our Internet appliance business primarily because of the establishment of our back-office management operations and the start-up of manufacturing Grapevine terminals.

Selling, general and administrative expenses decreased by $1,517, or approximately 28%, during the six months ended September 30, 2000 as compared to the six months ended September 30, 1999, and represented 23% of net sales and revenues versus 20% of net sales and revenues last year. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel and other operating expenses as a result of the restructuring of our payphone business during the latter part of fiscal 2000, current year cost reduction initiatives and a decline in variable selling expenses, which is related to the decline in sales.

Engineering, research and development expenses decreased by $991, or approximately 34%, during the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 as a result of a reduction in resources devoted to the development of our e-Prism back-office management system and our Grapevine terminals released to the market at the end of fiscal 2000 and a restructuring of these activities during the first quarter of fiscal 2001. In addition, software development costs capitalized during the six months ended September 30, 2000 declined by $1,259 to $667 from $1,926 for the six months ended September 30, 1999.

The increase in net interest expense during the six months ended September 30, 2000 as compared to the same period last year is primarily attributable to an increase in the interest rates under our bank notes payable as a result of the modifications to our bank loan agreements, as further described below under "Liquidity and Capital Resources," and an increase in the amortization of debt issuance expenses of $155.

During the six months ended September 30, 1999, we recognized tax benefits of $1,015 on a pre-tax loss of $2,938. Tax benefits for the six months ended September 30, 2000 were offset by an increase in the valuation allowance against deferred tax assets because of the uncertainty as to whether we will be able to realize the tax benefits.

Impact of Inflation

The Company's primary costs, inventory and labor, increase with inflation. However, the Company does not believe that inflation and changing prices have had a material impact on its business.

Liquidity and Capital Resources

Liquidity. Under the terms of our bank loan agreements as amended pursuant to a Forbearance and Modification Agreement dated April 12, 2000 and as further amended by a Second Forbearance and Modification Agreement effective July 31, 2000 (the "Loan Agreements"), our outstanding bank debt, including indebtedness outstanding under revolving credit lines, an installment note and a mortgage note became due and payable on September 30, 2000. Accordingly, outstanding bank debt in the aggregate amount of $11,198 and $11,460 at September 30, 2000 and March 31, 2000, respectively, is classified as a current liability in the accompanying consolidated financial statements.

We are presently attempting to negotiate the terms of a third forbearance agreement and/or restructure the bank indebtedness. The Company is also continuing its efforts to raise additional equity capital and secure other sources of financing to facilitate the restructuring of its bank indebtedness. However, there can be no assurance that a third forbearance agreement will be entered into or that the Company will be able to secure other sources of financing, raise additional equity capital or restructure its bank indebtedness. Accordingly, there is no assurance that the Company will be able to continue normal operations. In addition, even if the Company's efforts to raise additional financing and/or capital are successful, there is no assurance that any such additional financing and/or capital would be provided on terms that are not onerous or that the percentage ownership of the Company's current stockholders will be not be reduced substantially.

In addition, during the six months ended September 30, 2000, we used an aggregate of $2,174 of cash to fund operating losses, net of non-cash charges and credits, and investing activities related primarily to our Internet appliance business. These cash requirements were financed from cash flows and reductions in net operating assets of our payphone business. To facilitate our efforts to reach an agreement with our bank, we restructured the business effective October 31, 2000 to reduce costs and expenses to a level we believe will generate positive cash flows. However, there can be no assurance that the cost reductions we effected will be sufficient to generate positive cash flows since our cash flows are heavily dependent on the level of our sales and related gross profit, and our ability to manage working capital requirements, including our supplier obligations.

Accordingly, unless we are able to refinance and/or restructure the outstanding indebtedness under our Loan Agreements and successfully raise sufficient additional equity capital and/or financing on satisfactory terms, there is no assurance that our cash resources will be sufficient to meet our anticipated cash needs for operations, working capital and capital expenditures for any extended period of time or that the Company will be able to continue to operate. If our efforts to raise additional capital and other sources of financing are not successful, we will experience difficulties meeting all of our obligations and may be unable to continue normal operations.

Financing Activities. Historically, we have funded our operations, working capital requirements and capital expenditures from internally generated cash flows and funds, if any, available under bank credit lines. Our credit lines have been used to finance capital expenditures, increases in accounts and notes receivable and inventories and decreases in bank overdrafts (as drafts clear), accounts payable and accrued liability obligations to the extent permitted when such requirements exceed cash provided by operations, if any. We have also used the financing available under bank credit lines to fund operations and payments on long-term debt when necessary. We measure our liquidity based upon the amount of our cash balances and funds we are able to borrow under our bank credit lines. At September 30, 2000, our cash balances aggregated $1,482, but we were unable to borrow any additional funds under the terms of our bank credit lines, which became due on September 30, 2000.

At September 30, 2000 and March 31, 2000, outstanding bank debt under our $10,000 working capital line was $6,095, and outstanding bank debt under our $4,000 installment note was $3,072 and $3,322, respectively. Outstanding indebtedness under our mortgage note was $1,750 and $1,762 at September 30, 2000 and March 31, 2000, respectively. We also had outstanding indebtedness of $281 under our capital equipment credit line at September 30, 2000 and March 31, 2000. As explained above under "Liquidity", our bank indebtedness became due and payable on September 30, 2000.

Pursuant to the terms of the Loan Agreements, the annual interest rates under the installment note and mortgage note were increased to 11.5% on April 12, 2000 and to 12.5% on July 31, 2000. The annual interest rate under our revolving credit lines was increased from one and one-half percentage point over the bank's floating 30 day Libor rate (7.63% at March 31, 2000) to two and one-half percentage points above the bank's floating prime interest rate on April 12, 2000 (11.5%) and to three percentage points above the bank's floating prime interest rate on July 31, 2000 (12.5%). In addition, the availability of additional funds under a $2,000 export revolving credit line (none of which is outstanding) and a $1,500 equipment revolving credit line ($281 of which is outstanding at September 30, 2000 and March 31, 2000) was cancelled. Further, during the six months ended September 30, 2000, although the Loan Agreements permitted an overadvance of indebtedness outstanding under our working capital revolving credit line and installment note based on the value of collateral consisting of eligible accounts receivable and inventories, we were not able to borrow any additional funds under the Loan Agreements.

Indebtedness   outstanding  under  the  Loan  Agreements  is  collateralized  by substantially all of our assets. The Loan Agreements contain covenants that prohibit or restrict us from engaging in certain transactions without the consent of the bank, including mergers or consolidations and disposition of assets, among others. Additionally, the Loan Agreements require us to comply with specific financial covenants, including covenants with respect to working capital and net worth. Under the terms of the Loan Agreements, upon the occurrence of an event of default including noncompliance with covenants, the bank has the right to accelerate the maturity of the indebtedness outstanding under the Loan Agreements.

During the six months ended September 30, 1999, net proceeds under our bank lines aggregated $1,563. During the six months ended September 30, 2000, we were unable to borrow any funds under our bank lines.

Aggregate principal payments under notes payable and capital lease obligations during the six months ended September 30, 2000 and 1999 were $349 and $398, respectively. Also, during the six months ended September 30, 1999 we reduced our bank overdraft by $867.

Operating Activities. Cash flows (used in) provided by operating activities for the six months ended September 30, 2000 and 1999 are summarized as follows:

                                                 2000       1999
                                               --------   --------

Net loss                                       $(4,163)   $(1,923)
Non-cash charges and credits, net                2,759      2,393
                                               -------    -------
                                                (1,404)       470
                                               -------    -------
Changes in operating assets and liabilities:
Accounts and notes receivable                      972      1,046
Inventories                                        294      1,966
Accounts payable, accrued expenses and
  other current liabilities                      1,765       (789)
Other operating assets                            (241)       102
                                               -------    -------
                                                 2,790      2,325
                                               -------    -------
                                               $ 1,386    $ 2,795
                                               =======    =======

Our operating cash flow is primarily dependent upon operating results, sales levels and related credit terms extended to customers and inventory purchases, and the changes in operating assets and liabilities related thereto. During the six months ended September 30, 2000, we used $1,404 of cash to fund operating losses net of non-cash charges and credits. During the six months ended September 30, 1999, we generated $470 of cash from earnings plus non-cash charges and credits. In addition, during the six months ended September 30, 2000 and 1999, we generated $2,790 and $2,325 of cash from changes in operating assets and liabilities.

Our operating assets and liabilities are comprised principally of accounts and notes receivable, inventories, accounts payable, accrued expenses and other current liabilities. During the six months ended September 30, 2000, we generated $972 and $294 of cash through reductions in accounts and notes receivable and inventories, respectively, and $1,524 of cash from a net increase in accounts payable, accrued expenses, other current liabilities and other operating assets. In comparison, during the six months ended September 30, 1999, we generated $1,046 and $1,966 of cash through reductions in accounts and notes receivable and inventories, respectively, and used $687 of cash to fund changes in accounts payable, accrued expenses, other current liabilities and other operating assets. Cash used to pay restructuring and reorganization obligations included in accrued liabilities during the six months ended September 30, 2000 and 1999 aggregated $127 and $182, respectively. Outstanding restructuring and reorganization obligations that will affect future operating cash flows aggregated $313 at September 30, 2000.

Our current ratio declined to .84 to 1 at September 30, 2000 as compared to .97 to 1 at March 31, 2000 primarily due to our net loss for the six months ended September 30, 2000 and the capital asset and capitalized software expenditures discussed below. Extension of credit to customers and inventory purchases represent our principal working capital requirements, and material increases in accounts and notes receivable and/or inventories could have a significant effect on our liquidity. Accounts and notes receivable and inventories represented in the aggregate 87% and 88% of our current assets at September 30, 2000 and March 31, 2000, respectively. We experience varying accounts receivable collection periods from our customer groups, and believe that credit losses will not have a significant effect on future liquidity as a significant portion of our accounts and notes receivable are due from customers with substantial financial resources. The level of our inventories is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and our ability to estimate and plan the volume of our business.

Investing Activities. Net cash used for investing activities during the six months ended September 30, 2000 and 1999 amounted to $770 and $3,083, respectively. The Company's capital expenditures consist primarily of manufacturing tooling and equipment and computer equipment required for the support of operations and capitalized software, including new product software development costs. Cash used for capital expenditures aggregated $103 and $1,157 during the six months ended September 30, 2000 and 1999, respectively. During the six months ended September 30, 2000 and 1999, capitalized software development costs aggregated $667 and $1,926, respectively. As of September 30, 2000, we had no significant capital expenditure commitments, nor do we expect to expend any significant funds on capital assets during the next twelve months. In addition, we have reduced the resources devoted to software development and expect capitalized software development costs to decline throughout the next twelve months.

Effects of New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities (later amended by SFAS 138), which will be effective on April 1, 2001 for the Company. SFAS 133 establishes standards for accounting of derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated financial statements as either assets or liabilities and measured at fair value. The corresponding gains and losses should be reported based upon the hedged relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk, including changes in interest rates, foreign currency exchange rate risks and market risk with respect to our investment in the marketable securities of Canada Payphone Corporation. Other than our investment in marketable securities of Canada Payphone Corporation with a market value of $144,000 and $325,000 at September 30, 2000 and March 31, 2000,
respectively, we do not hold any material financial instruments for trading purposes or any investments in cash equivalents. We believe that our primary market risk exposure relates to the effects that changes in interest rates have on outstanding debt obligations that do not have fixed rates of interest. As a result of the amendments to our Loan Agreements, the annual interest rates of our bank indebtedness were increased by approximately 400 basis points on April 12, 2000 and by another 50 basis points on July 31, 2000. Based on the outstanding balance of our debt obligations at September 30, 2000, an increase in interest rates of 450 basis points (4.5%) will result in additional interest expense of approximately $500,000 annually. In addition, changes in interest rates impact the fair value of our notes receivable and debt obligations.

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

PART II - OTHER INFORMATION

Item 3. Defaults by the Company on its Senior Securities

Effective July 31, 2000, the Company entered into a Second Forbearance and Modification Agreement (the "Agreement") that modified the terms of its bank loan agreements (the "Loan Agreements"). Pursuant to the Agreement, the maturity date of indebtedness outstanding under the Loan Agreements was extended to September 30, 2000. This Agreement expired on September 30, 2000, and accordingly, all obligations outstanding under the Loan Agreements became due and payable. In addition, the Company defaulted with respect to the payment of principal and interest due in September 2000. As of September 30, 2000, the total principal balance outstanding under the Loan Agreements of $11,197,972 is in arrears with respect to payment and interest of approximately $112,000 is in arrears with respect to payment.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

            The following exhibits are filed herewith as part of this report:

            Exhibit
               No.          Description of Exhibit
            -------         ----------------------

               27           Financial Data Schedule (Edgar Filing only)

      (b)   Reports on Form 8-K:

            No current reports on Form 8-K were filed by the Registrant during the three months ended September 30, 2000.

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

                                                       Elcotel, Inc.
                                          --------------------------------------
                                                       (Registrant)

Date: November 17, 2000                   By:  /s/ William H. Thompson
                                          --------------------------------------
                                          William H. Thompson
                                          Senior Vice President,
                                          Administration and Finance
                                          (Principal Financial Officer)

                                          By:  /s/ Scott M. Klein
                                          --------------------------------------
                                          Scott M. Klein
                                          Controller (Principal Accounting
                                          Officer)