Form 10-Q
period 2000-12-31
ELCOTEL INC
filed 2001-02-14
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                                         Yes [X]  No [ ]

As of February 9, 2001, there were 13,779,991 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         ELCOTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars, except per share amounts, in thousands)

                                                      December 31,     March 31,
                                                          2000           2000
                                                      ------------     ---------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash                                                $  2,169       $ 1,153
    Accounts and notes receivable, less allowance
        for credit losses of $2,049 and $1,593             8,690         8,073
    Inventories                                            6,944         8,768
    Refundable income taxes                                   72            82
    Prepaid expenses and other current assets                644           997
                                                        --------       -------
          Total current assets                            18,519        19,073
Property, plant and equipment, net                         5,069         5,867
Notes receivable, less allowance for credit
  losses of $2 and $272                                       21           395
Identified intangible assets, net of accumulated
  amortization of $3,418 and $2,665                        5,780         6,610
Capitalized software, net of accumulated amortization
  of $1,004 and $505                                       4,954         4,786
Goodwill, net of accumulated amortization
  of $2,081 and $1,567                                    21,888        22,403
Other assets                                                 569           575
                                                        --------       -------
                                                        $ 56,800       $59,709
                                                        ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $  6,079       $ 4,868
    Deferred revenue                                       1,624             -
    Customer advances                                      1,496           329
    Accrued expenses and other current liabilities         2,507         2,794
    Notes, debt and capital lease obligations payable
      - current                                           11,374        11,611
                                                        --------       -------
          Total current liabilities                       23,080        19,602
Notes, debt and capital lease obligations payable
    - noncurrent                                             187           208
                                                        --------       -------
                                                          23,267        19,810
                                                        --------       -------
Commitments and contingencies                              --           --
Stockholders' equity:
    Common stock, $.01 par value, 40,000,000 shares
      authorized, 13,831,991 and 13,794,391 shares
      issued, respectively                                   138           138
    Additional paid-in capital                            47,565        47,423
    Accumulated deficit                                  (13,741)       (7,508)
    Accumulated other comprehensive (loss) income           (252)           23
    Less - cost of 52,000 shares of common stock in
      treasury                                              (177)         (177)
                                                        --------       -------
          Total stockholders' equity                      33,533        39,899
                                                        --------       -------
                                                        $ 56,800       $59,709
                                                        ========       =======

      The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                (Dollars, except per share amounts, in thousands)

                                                      Three Months Ended                Nine Months Ended
                                                         December 31,                      December 31,
                                                -------------------------------   -------------------------------
                                                     2000            1999             2000             1999
                                                ---------------  --------------   --------------  ---------------
Revenues and net sales:
  Product sales                                 $        4,209   $       7,984    $      16,677   $       27,284
  Services                                               1,621           4,685            5,516           11,594
                                                --------------   -------------    -------------   --------------
                                                         5,830          12,669           22,193           38,878
                                                --------------   -------------    -------------   --------------
Cost of revenues and sales:
  Cost of products sold                                  3,165           5,364           12,609           18,799
  Cost of services                                       1,528           3,810            5,151            9,949
                                                --------------   -------------    -------------   --------------
                                                         4,693           9,174           17,760           28,748
                                                --------------   -------------    -------------   --------------
Gross profit                                             1,137           3,495            4,433           10,130
                                                --------------   -------------    -------------   --------------
Other costs and expenses:
    Selling, general and administrative                  1,584           2,554            5,403            7,888
    Engineering, research and development                  702           1,850            2,588            4,730
    Restructuring charges                                    -             700                -              700
    Amortization                                           498             526            1,507            1,575
    Interest expense, net                                  423             202            1,168              513
                                                --------------   -------------    -------------   --------------
                                                         3,207           5,832           10,666           15,406
                                                --------------   -------------    -------------   --------------
Loss before income tax benefit                          (2,070)         (2,337)          (6,233)          (5,276)
Income tax benefit                                           -             853                -            1,868
                                                --------------   -------------    -------------   --------------
Net loss                                                (2,070)         (1,484)          (6,233)          (3,408)
Other comprehensive loss, net of tax:
Holding loss on marketable securities                      (94)            (23)            (275)             (72)
                                                ==============   =============     =============  ==============
Comprehensive loss                              $       (2,164)  $      (1,507)   $      (6,508)  $       (3,480)
                                                ===============  =============    ==============  ==============

Loss per common and common equivalent share:
      Basic                                     $        (0.15)  $       (0.11)   $       (0.45)  $        (0.25)
                                                ==============   =============    =============   ==============
      Diluted                                   $        (0.15)  $       (0.11)   $       (0.45)  $        (0.25)
                                                ==============   =============    =============   ==============

Weighted average number of common and
common equivalent shares outstanding:
      Basic                                             13,847          13,509           13,788           13,503
                                                ==============   =============    =============   ==============
      Diluted                                           13,847          13,509           13,788           13,503
                                                ==============   =============    =============   ==============

      The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              Nine Months Ended
                                                                December 31,
                                                           ---------------------
                                                             2000         1999
                                                           ---------   ---------
Cash flows from operating activities
    Net loss                                                $(6,233)   $ (3,408)
    Adjustments to reconcile net loss to net
      cash (used for) provided by operating activities:
        Depreciation and amortization                         3,151       2,619
        Provision for credit losses                             239         373
        Loss on impairment of assets                              -         148
        Loss on disposal of assets                                2           -
        Provisions for obsolescence and warranty
          expense                                               438       1,313
        Stock option compensation                                93          66
        Value of services received in return for
          issuance of common stock purchase warrants             24           -
        Deferred tax benefit                                      -      (1,868)
        Changes in operating assets and liabilities:
          Accounts and notes receivable                        (482)      1,882
          Inventories                                         1,605       3,289
          Refundable income taxes                                10       1,503
          Prepaid expenses and other current assets             123         369
          Other assets                                         (257)        (89)
          Accounts payable                                    1,211         981
          Deferred revenue                                    1,624           -
          Customer advances                                   1,167        (128)
          Accrued expenses and other current liabilities       (589)       (395)
                                                            -------    --------
      Net cash provided by operating activities               2,126       6,655
                                                            -------    --------
Cash flows from investing activities
    Capital expenditures                                       (108)     (1,719)
    Capitalized software                                       (667)     (3,080)
                                                            -------    --------
      Net cash (used for) investing activities                 (775)     (4,799)
                                                            -------    --------
Cash flows from financing activities
    Net proceeds under revolving credit
      lines                                                       -       1,191
    Decrease in bank overdraft                                    -      (1,428)
    Principle payments                                         (398)       (604)
    Proceeds from exercise of common stock
      options                                                    63          19
                                                            -------    --------
      Net cash (used for) financing activities                 (335)       (822)
                                                            -------    --------
Increase in cash                                              1,016       1,034
Cash, beginning of period                                     1,153          16
                                                            =======    ========
Cash, end of period                                         $ 2,169    $  1,050
                                                            =======    ========

      The accompanying notes are an integral part of these consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars, except per share amounts, in thousands)
                                   (unaudited)

1.    GENERAL

      Elcotel, Inc. and its wholly owned subsidiaries (the "Company") design, develop, manufacture and market a comprehensive line of integrated public communications products and services. The Company's product line includes microprocessor-based payphone terminals known in the industry as "smart" or "intelligent" payphones, software systems to manage and control networks of the Company's smart payphone terminals, electromechanical payphone terminals also known in the industry as "dumb" payphones, replacement components and assemblies, and an offering of industry services including repair, upgrade and refurbishment of equipment, customer training and technical support. In addition, the Company has developed non-PC Internet terminal appliances for use in a public communications environment, which will enable the on-the-go user to gain access to Internet-based content and information through the Company's client-server network supported by its back office software system. The Company's non-PC Internet terminal appliances were designed to provide the features of traditional smart payphone terminals, to provide connectivity to Internet-based content, to support e-mail and e-commerce services, and to generate revenues from display advertising, sponsored content and other services in addition to traditional revenues from public payphones. The Company's service bureau network is designed to manage and deliver display advertising content, Internet-based content and specialized and personalized services to its non-PC Internet terminal appliances. The Company's Internet appliance business is presently in the development stage and has just begun to generate revenues.

      On January 22, 2001, Elcotel, Inc. and its subsidiaries filed voluntary petitions in the United States Bankruptcy Court in the Middle District of Florida (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to debt associated with continuing investment in wireless products for its payphone business and developing its Internet appliance business, significant financial pressure created by a shrinking payphone market and a foreclosure action commenced by the Company's senior secured lender (see Note 4). As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. See Note 2.

      The accompanying unaudited consolidated balance sheet of the Company at December 31, 2000 and the unaudited consolidated statements of operations and other comprehensive loss for the three months and nine months ended December 31, 2000 and 1999 and of cash flows for the nine months ended December 31, 2000 and 1999 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial information included herein reflects all adjustments considered necessary to present fairly the financial position of the Company at December 31, 2000 and the results of its operations and cash flows for all periods presented, and, all such adjustments are of a normal and recurring nature. The results of operations for the three months and nine months ended December 31, 2000 are not necessarily indicative of the results for the full fiscal year.

      The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realizations of assets and liquidation of liabilities in the ordinary course of business. These unaudited consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount of assets or the amount and classification of liabilities that may result from the uncertainties discussed herein. The Company's recent operating losses, liquidity issues and the reorganization proceedings commenced on January 22, 2001 raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash flow from operations and financing sources to meet obligations.

      The Company's unaudited consolidated financial statements for the three months and nine months ended December 31, 1999 have been reclassified to conform to the presentation at and for the three months and nine months ended December 31, 2000. The consolidated balance sheet at March 31, 2000 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 2000. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

      The Company's consolidated financial statements subsequent to December 31, 2000 will be presented in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the date the Company and its subsidiaries filed voluntary petitions in the Bankruptcy Court and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities will be reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

2.    PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

      On January 22, 2001 (the "Petition Date"), Elcotel, Inc. and its subsidiaries filed voluntary petitions (collectively the "Chapter 11 Proceedings") in the United States Bankruptcy Court in the Middle District of Florida. The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to debt associated with continuing investment in wireless products for its payphone business and developing its Internet appliance business, significant financial pressure created by a shrinking payphone market and a foreclosure action commenced by the Company's senior secured lender on January 12, 2001 (see Note 4). As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

      Section 362 of the Bankruptcy Code imposes an automatic stay that precludes the Company's senior secured lender and other creditors and interested parties from taking any remedial action in response to any default outside of the Chapter 11 Proceedings without obtaining relief from the automatic stay from the Bankruptcy Court. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts and unexpired leases, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with
      the  reorganization   process.  The  review  of  the

      Company's executory contracts and unexpired leases and decisions with respect to assuming or rejecting the contracts and the approval of the Bankruptcy Court are pending.

      On January 25, 2001, the Company received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders providing for the joint administration of the Chapter 11 Proceedings and granting authority, among other things, to pay postpetition obligations to suppliers and other parties in the ordinary course of business. Presently, substantially all prepetition liabilities at the Petition Date are considered liabilities subject to compromise.

      The Company intends to develop a plan of reorganization (the "Plan of Reorganization") through negotiation with the Company's key creditor constituencies including its senior secured lender and the official unsecured creditors committee when appointed. Substantially all prepetition liabilities will be subject to settlement under the Plan of Reorganization to be submitted by the Company. The Plan of Reorganization must be voted upon by each impaired class of creditors of the Company and approved by the Bankruptcy Court. No assurance can be given regarding the timing of the Plan of Reorganization, the likelihood that such plan will be developed, or the terms of which such plan may be conditioned. In addition, there can be no assurance that the Plan of Reorganization will be approved by the requisite holders of claims and confirmed by the Bankruptcy Court, or that the Plan of Reorganization will be consummated. If the Company's Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company's exclusive right to file and solicit acceptance of the plan or reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

3.    INVENTORIES

      Inventories at December 31, 2000 and March 31, 2000 are summarized as follows:

                                       December 31,      March 31,
                                           2000             2000
                                       ------------     -----------

      Finished products                $      2,467     $    1,679
      Work-in-process                           703          1,068
      Purchased components                    5,812          7,835
                                       ------------     ----------
                                              8,982         10,582
      Reserve for obsolescence               (2,038)        (1,814)
                                       ------------     ----------
                                       $      6,944     $    8,768
                                       ============     ==========

      Inventories at December 31, 2000 include approximately $1,430 of the Company's Internet appliances shipped to customers pursuant to market and field trial agreements. During the nine months ended December 31, 2000, sales exclude deferred revenue of approximately $1,624 primarily related to shipments of Grapevine terminals pursuant to market and field trial agreements with domestic telephone companies, the recognition of which is subject to acceptance of the terminals at the conclusion of the trial agreements.

4.    NOTES AND DEBT OBLIGATIONS PAYABLE

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

      The Second Forbearance Agreement expired on September 30, 2000, and accordingly, all obligations outstanding under the Loan Agreements became due and payable. The Company failed to pay such obligations and ceased making principal and interest payments to the bank.

      On January 12, 2001, the bank filed a lawsuit against the Company in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida Civil Division (the "Court") to foreclose on the mortgage and other security agreements on the Company's real and personal property and substantially all other assets of the Company (the "Collateral") securing obligations payable to the bank pursuant to the terms of the Loan Agreements. The suit alleged that the Company failed to pay its obligations under the loan agreements including principal of approximately $11,200, non-default interest of approximately $509, default interest, fees, expenses and costs and breached other terms of the Loan Agreements, and requested the Court to enter a judgment of foreclosure, appoint a receiver to take possession and control over the Collateral and award the bank such other and further relief appropriate under the circumstances.

      As described in Note 2, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on January 22, 2001. Section 362 of the Bankruptcy Code imposes an automatic stay that precludes the bank from taking any remedial action pursuant to the foreclosure suit.

5.    STOCKHOLDERS' EQUITY

      Changes in stockholders' equity for the nine months ended December 31, 2000 are summarized as follows:

                                                                            Accumulated
                                             Additional                        Other
                                   Common      Paid-in      Accumulated    Comprehensive   Treasury
                                    Stock      Capital        Deficit      Income (Loss)     Stock       Total
                                   ------    ----------     -----------    -------------   --------    --------
Balance at March 31, 2000           $ 138     $ 47,423       $  (7,508)    $         23     $ (177)    $ 39,899
Exercise of stock options                           73                                                       73
Issuance of common stock
  purchase warrants                                 69                                                       69
Holding loss on marketable
  securities, net of tax                                                           (275)                   (275)
Net loss for the period                                         (6,233)                                  (6,233)
                                   ------    ---------      ----------     ------------    -------     --------
Balance at December 31, 2000        $ 138     $ 47,565       $ (13,741)    $       (252)    $ (177)    $ 33,533
                                   ======    =========      ==========     ============    =======     ========

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

On May 22, 2000, the Company issued warrants to purchase 18,938 shares of its common stock at a purchase price of $2.475 per share in return for services rendered to the Company valued at $20 (based on the Black-Scholes Option pricing method assuming an expected life of three years, a risk free interest rate of 6.6% and volatility of 77%). The warrants are exercisable in whole or in part during the five-year period ending May 22, 2005 at which time they expire. The warrants contain anti-dilution provisions providing for adjustments of the number of shares purchasable and the exercise price under certain circumstances. The fair value of the warrants was charged to operations during the nine months ended December 31, 2000.

On October 31, 2000, the Company granted options under its 1991 Stock Option Plan to employees, including officers, to purchase 757,500 shares of the Company's common stock at an exercise price of $.75 per share. The options were granted as an incentive to remain in the employ of the Company, and are exercisable on a pro rata basis over the succeeding twenty-four (24) months.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      A summary of the Company's supplemental cash flow information for the nine months ended December 31, 2000 and 1999 is as follows:

                                                               2000      1999
                                                             --------  --------

      Cash paid (received) during the period for:
         Interest                                             $ 584   $   698
         Income taxes                                           (10)   (1,503)

      Non-cash investing and financing activities:
         Equipment acquired under capital lease
           obligations                                          140        --
         Receipt of marketable securities to satisfy
           accounts receivable resulting in an increase
           in other current assets and a reduction in
           accounts receivable                                   --       287
         Unrealized loss on marketable securities
           resulting in an decrease in stockholders'
           equity and other current assets                      275       114
         Tax benefit from unrealized loss on marketable
           securities resulting in an increase in current
           deferred tax assets and stockholders' equity          --        42
         Compensation related to exercised stock options
           resulting in an increase in stockholders's equity
           and a decrease in accrued expenses                    10        --
         Increase in prepaid expenses and stockholders'
           equity upon issuance of common stock
           purchase warrants                                     45        --

7.    LOSS PER SHARE

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

      The weighted average number of shares of common stock outstanding used to compute basic loss per share for the three months ended December 31, 2000 and 1999 was 13,847,024 shares and 13,509,258 shares, respectively. The weighted average number of shares of common stock outstanding used to compute basic loss per share for the nine months ended December 31, 2000 and 1999 was 13,787,592 shares and 13,502,881 shares, respectively. There were no potential dilutive common shares outstanding during the three months and nine months ended December 30, 2000 and 1999 for purposes of computing diluted loss per share.

8.    DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION

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

      The sales revenue and gross profit (loss) of each reportable segment for the three months ended December 31, 2000 and 1999 is set forth below:

                                          2000                   1999
                                    ------------------     -----------------
                                               Gross
                                               Profit                 Gross
                                     Sales     (Loss)       Sales     Profit
                                     -----     ------       -----     ------
      Payphone segment              $5,726    $  1,586     $12,669    $3,495
      Internet appliance segment       104        (449)         --        --
                                    ------    --------     -------    ------
                                    $5,830    $  1,137     $12,669    $3,495
                                    ======    ========     =======    ======

      The sales revenue and gross profit (loss) of each reportable segment for the nine months ended December 31, 2000 and 1999 is set forth below:

                                          2000                   1999
                                    ------------------     -----------------
                                               Gross
                                               Profit                 Gross
                                     Sales     (Loss)       Sales     Profit
                                     -----     ------       -----     ------
      Payphone segment             $20,966    $  5,799     $38,878   $10,130
      Internet appliance segment     1,227      (1,366)         --        --
                                   -------    --------     -------   -------
                                   $22,193    $  4,433     $38,878   $10,130
                                   =======    ========     =======   =======

      The sales revenue of each reportable segment by customer group for the three months and nine months ended December 31, 2000 and 1999 is summarized as follows:

                                     Three Months Ended       Nine Months Ended
                                          December 31,            December 31,
                                     ------------------     --------------------
                                        2000      1999        2000        1999
                                     --------   -------     --------    --------
      Payphone segment:
        Telephone companies          $ 4,041    $ 7,415     $14,542     $22,808
        Private operators and
           distributors                  685      3,724       3,988      10,614
        International operators        1,000      1,530       2,436       5,456
      Internet appliance segment:
        International operators           43         --       1,038          --
        Telephone companies               61         --         166          --
        Private operators and
           distributors                   --         --          23          --
                                     -------    -------     -------     -------
                                     $ 5,830    $12,669     $22,193     $38,878
                                     =======    =======     =======     =======

      The Company does not allocate assets or other corporate expenses to reportable segments. A reconciliation of segment gross profit information to the Company's consolidated financial statements for the three months and nine months ended December 31, 2000 and 1999 is as follows:

                                     Three Months Ended       Nine Months Ended
                                         December 31,            December 31,
                                     ------------------     --------------------
                                        2000      1999        2000        1999
                                     --------   -------     --------    --------
      Total gross profit of
        reportable segments          $ 1,137    $ 3,495    $  4,433    $ 10,130
      Unallocated corporate
        expenses                      (3,207)    (5,832)    (10,666)    (15,406)
                                     -------    -------    --------    --------
      Loss before income taxes       $(2,070)   $(2,337)   $ (6,233)   $ (5,276)
                                     =======    =======    ========    ========

      Information with respect to sales of products and services of the Company's reportable segments during the three months and nine months ended December 31, 2000 and 1999 is set forth below:

                                        Three Months Ended    Nine Months Ended
                                            December 31,         December 31,
                                        ------------------  --------------------
                                           2000     1999      2000      1999
                                        --------  -------   --------  --------
      Payphone segment:
        Payphone terminals              $ 1,171   $ 3,025   $ 5,757   $11,034
        Printed circuit board control
          modules and kits                1,833     3,780     7,109    11,723
        Components, assemblies and
          other products                  1,161     1,179     2,655     4,527
        Repair, refurbishment and
          upgrade services                1,500     4,361     4,996    10,670
        Other services                       61       324       449       924
      Internet appliance segment:
        Internet appliance terminals         44        --     1,156        --
        Service and advertising
          revenues                           60        --        71        --
                                        -------   -------   -------   -------
                                        $ 5,830   $12,669   $22,193   $38,878
                                        =======   =======   =======   =======

      The Company markets its products and services in the United States and in certain foreign countries. The Company's international business consists of export sales, and the Company does not presently have any foreign operations. Sales by geographic region for the three months and nine months ended December 31, 2000 and 1999 were as follows:

                                        Three Months Ended    Nine Months Ended
                                            December 31,         December 31,
                                        ------------------  --------------------
                                           2000     1999      2000      1999
                                        --------  -------   --------  --------
      United States                     $ 4,787   $11,139   $18,648   $33,422
      Canada                                 43       427     1,313     2,272
      Latin America                       1,000     1,088     2,104     2,707
      Europe, Middle East and Africa         --        --        --       411
      Asia Pacific                           --        15       128        66
                                        -------   -------   -------   -------
                                        $ 5,830   $12,669   $22,193   $38,878
                                        =======   =======   =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per share data, in this Management's Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.

Forward Looking Statements

The statements contained in this report which are not historical facts contain forward looking information, usually containing the words "believe", "estimate", "expect" or similar expressions, regarding the Company's financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to management. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause our actual results to differ materially from those expected by us, including competitive factors, customer relations, the risk of obsolescence of our products, relationships with suppliers, the risk of adverse regulatory action affecting our business or the business of our customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the outcome of the bankruptcy proceeding, and other uncertainties detailed in this report and in our other filings with the Securities and Exchange Commission.

Bankruptcy Proceedings

On January 22, 2001, Elcotel, Inc. and its subsidiaries (the "Company") filed voluntary petitions in the United States Bankruptcy Court in the Middle District of Florida (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to debt associated with continuing investment in wireless products for its payphone business and developing its Internet appliance business, significant financial pressure created by a shrinking payphone market and a foreclosure action commenced by the Company's senior secured lender. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

The Company's unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realizations of assets and liquidation of liabilities in the ordinary course of business. The Company's unaudited consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount of assets or the amount and classification of liabilities that may result from the uncertainties discussed herein. The Company's recent operating losses, liquidity issues and the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash flow from operations and financing sources to meet obligations.

Results of Operations

                  Three Months Ended December 31, 2000 Compared
                   to the Three Months Ended December 31, 1999

We reported a net loss of $2,070, or $.15 per diluted share, for the three months ended December 31, 2000 on net sales and revenues of $5,830 as compared to a net loss of $1,484 ($2,337 before income tax benefits, as compared to recognizing no income tax benefits during the three months ended December 31,
2000), or $.11 per diluted share, on net sales and revenues of $12,669 for the three months ended December 31, 1999. Operating results for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999 reflect a decline in sales and revenues of 54%, a decline in gross profit of 67% and a decline in other costs and expenses of 45%.

The following table shows certain line items in the accompanying unaudited consolidated statements of operations and other comprehensive loss for the three months ended December 31, 2000 (third quarter of fiscal 2001) and 1999 (third quarter of fiscal 2000) that are discussed below together with amounts expressed as a percentage of sales.

                                           Percent                 Percent
                                  2000     of Sales      1999     of Sales
                                 ------    --------    --------   --------

Revenues and net sales           $5,830        100%    $ 12,669       100%
Cost of revenues and sales        4,693         80        9,174        72
Gross profit                      1,137         20        3,495        28
Selling, general and
  administrative expenses         1,584         27        2,554        20
Engineering, research and
  development expenses              702         12        1,850        15
Restructuring charges                --         --          700         6
Interest expense                    423          7          202         2
Income tax (benefit)                 --         --         (853)       (7)

Revenues and net sales by business segment and customer group for the three months ended December 31, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                         Increase   Percentage
                                  2000      1999        (Decrease)    Change
                                -------   --------      ----------  ----------

Payphone Business:
  Telephone companies           $ 4,041   $  7,415      $(3,374)      (46%)
  Private operators and
    distributors                    685      3,724       (3,039)      (82)
  International operators         1,000      1,530         (530)      (35)
Internet Appliance Business:
  International operators            43         --           43        --
  Telephone companies                61         --           61        --
                                -------   --------      -------       ----
                                $ 5,830   $ 12,669      $(6,839)      (54%)
                                =======   ========      =======       ====

The decrease in revenues and net sales of our payphone business is primarily attributable to a decrease in volume of product sales and services provided to all customer groups. We believe that the decreases in domestic product sales and service revenues are primarily attributable to the contraction of the installed base of payphone terminals in the domestic market and to declining revenues of payphone service providers caused by increasing usage of wireless services and a higher volume of dial-around calls. In addition, continuing downward pricing pressures contributed to the decline in revenues and net sales to domestic customers. The decrease in revenues and net sales of our payphone business to international operators is primarily attributable to a decrease in export volume of payphone terminals to Canada Payphone Corporation, which we believe is attributable to the introduction of our Internet terminal appliances.

We began commercial shipments of our Internet terminal appliances (the GrapevineTM terminals) at the end of fiscal year 2000 under a contract with Canada Payphone Corporation. No sales of Grapevine terminals were made to Canada Payphone Corporation during the three months ended December 31, 2000, which we believe is primarily attributable to delays in field deployments related to our program to incorporate design changes and enhancements suggested by field trials and initial deployments of Grapevine terminals last quarter. Sales and revenues for the three months ended December 31, 2000 exclude deferred revenues of approximately $1,624 primarily related to shipments of Grapevine terminal pursuant to market and field trial agreements with domestic telephone companies, the recognition of which is subject to acceptance of the terminals at the conclusion of the trial agreements. Sales of Grapevine terminals to telephone companies during the third quarter of fiscal 2001 were made under a market trial agreement with a major inter-exchange carrier. Revenues from Grapevine back-office services accounted for 42% of revenues and net sales of our Internet appliance business in the third quarter of fiscal 2001.

Revenues and net sales of products and services for the three months ended December 31, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                           Increase   Percentage
                                        2000      1999    (Decrease)    Change
                                        ----      ----    ----------  ----------
Products:
   Payphone terminals                 $ 1,171   $  3,025   $(1,854)      (61%)
   Internet terminal appliances            44         --        44        --
   Printed circuit board control
      modules and kits                  1,833      3,780    (1,947)      (52)
   Components, assemblies and other
      products                          1,161      1,179       (18)       (2)
Services:
   Repair, refurbishment and upgrade
      services                          1,500      4,361    (2,861)      (66)
   Other services                         121        324      (203)      (63)
                                      -------   --------   -------       ----
                                      $ 5,830   $ 12,669   $(6,839)      (54%)
                                      =======   ========   =======       ====

Cost of sales and gross profit margins as a percentage of net sales and revenues approximated 80% and 20%, respectively, for the third quarter of fiscal 2001 as compared to 72% and 28%, respectively, for the third quarter of fiscal 2000. The reduction in gross profit as a percent of sales is primarily due to the startup of service operations of our Internet appliance business. Gross profit from product sales increased to approximately 25% of sales during the three months ended December 31, 2000 from 24% of sales for the three months ended December 31, 1999 primarily due to the Company's cost reduction initiatives. Gross profit from services decreased to approximately 6% of revenues for the third quarter of fiscal 2001 from approximately 19% of revenues for the third quarter of fiscal 2000 primarily due to the establishment of our Grapevine back-office management operations. We believe that our product and services gross profit margins will improve as the manufacturing volume and installed base of Grapevine terminals increases. However, there can be no assurance that our Grapevine volume and the installed base of Grapevine terminals will increase, and or that our gross profit margins will improve.

Sales and gross profit (loss) of each reportable segment for the three months ended December 31, 2000 and 1999 is set forth below:

                                           2000                   1999
                                    -------------------    -----------------
                                               Gross
                                               Profit                 Gross
                                     Sales     (Loss)      Sales      Profit
                                     -----     ------      -----      ------
Payphone segment                    $5,726    $  1,586     $12,669    $3,495
Internet appliance segment             104        (449)         --        --
                                    ------    --------     -------    ------
                                    $5,830    $  1,137     $12,669    $3,495
                                    ======    ========     =======    ======

Gross profit from our payphone business remained fairly constant at approximately 28% of net sales and revenues for the three months ended December 31, 2000 and 1999. During the three months ended December 31, 2000, we incurred a negative gross profit in our Internet appliance business primarily because of the establishment of our back-office management operations and the start-up of manufacturing Grapevine terminals. Attaining a gross profit in our Internet appliance business is primarily dependent upon our ability to increase sales volume and achieve a volume of terminal installations sufficient to generate recurring service revenues in excess of the fixed operating costs of our back-office management operations.

Selling, general and administrative expenses decreased by $970, or approximately 38%, during the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000, and represented 27% of net sales and revenues versus 20% of net sales and revenues in the third quarter of fiscal 2000. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel and other operating expenses as a result of the restructuring of our payphone business during the latter part of fiscal 2000 and again in October 2000, and a decline in variable selling expenses, which is related to the decline in sales. Professional fees of approximately $243,000 incurred in connection with the bankruptcy proceedings offset the decline in selling, general and administrative expenses resulting from our restructuring efforts.

Engineering, research and development expenses decreased by $1,148, or approximately 62%, during the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000 as a result of a reduction in resources devoted to the development of our e-Prism back-office management system and our Grapevine terminals released to the market at the end of fiscal 2000 and a restructuring of these activities during the first and third quarters of fiscal 2001. In addition, the Company ceased capitalizing software development costs related to the development of its e-Prism back-office management system and Grapevine terminals during the third quarter of fiscal 2001. Capitalized software development costs approximated $1,154 during the third quarter of fiscal 2000.

During the three months ended December 31, 1999, we implemented a restructuring plan to close our Sarasota, Florida manufacturing facility and consolidate manufacturing operations, resize our core payphone business operations, reorient our distribution strategy and begin to build support operations to introduce our public access Internet appliance products to the market and provide the services related thereto. In connection with this restructuring, we recognized restructuring charges of $700 during the three months ended December 31, 1999. These restructuring charges consisted of estimated employee termination benefits under severance and benefit arrangements of $575 and future lease payments of $125 related to the closure of leased facilities. The restructuring charges do not include the recognition of impairment losses of $148 related to closed facilities and the Company's decision to abandon a software development project related to certain discontinued activities. Impairment losses of $140 and $8 are classified as engineering, research and development expenses and selling, general and administrative expenses, respectively, during the three months ended December 31, 1999. Effective October 31, 2000, the Company restructured its business and terminated the employment of approximately 40 employees to reduce its costs and expenses. The Company did not recognize any restructuring charges as a result the restructuring. The October 2000 restructuring is expected to result in cost and expense reductions of approximately $1,600 annually.

The increase in net interest expense during the third quarter of fiscal 2001 as compared to the same quarter last year is primarily attributable to an increase in the interest rates under our bank notes payable as a result of the modifications to our bank loan agreements, as further described below under "Liquidity and Capital Resources".

During the third quarter of fiscal 2000, we recognized tax benefits of $853 on a pre-tax loss of $2,337. Tax benefits for the third quarter of fiscal 2001 were offset by an increase in the valuation allowance against deferred tax assets because of the uncertainty as to whether we will be able to realize the tax benefits.

                  Nine Months Ended December 31, 2000 Compared
                   to the Nine Months Ended December 31, 1999

We reported a net loss of $6,233, or $.45 per diluted share, for the nine months ended December 31, 2000 on net sales and revenues of $22,193 as compared to a net loss of $3,408 ($5,276 before income tax benefits, as compared to recognizing no income tax benefits during the nine months ended December 31,
2000), or $.25 per diluted share, on net sales and revenues of $38,878 for the nine months ended December 31, 1999. Operating results for the nine months ended December 31, 2000 as compared to the nine months ended December 30, 1999 reflect a decline in sales of 43%, a decline in gross profit of 56% and a decline in other costs and expenses of 31%.

The following table shows certain line items in the accompanying unaudited consolidated statements of operations and other comprehensive loss for the nine months ended December 31, 2000 (first nine months of fiscal 2001) and 1999
(first nine months of fiscal 2000) that are discussed below together with amounts expressed as a percentage of sales.

                                                    Percent              Percent
                                           2000    of Sales      1999   of Sales
                                         -------   --------   --------  --------
Revenues and net sales                   $22,193     100%     $ 38,878    100%
Cost of revenues and sales                17,760      80        28,748     74
Gross profit                               4,433      20        10,130     26
Selling, general and administrative
  expenses                                 5,403      24         7,888     20
Engineering, research and
  development expenses                     2,588      12         4,730     12
Restructuring charges                         --      --           700      2
Interest expense                           1,168       5           513      1
Income tax (benefit)                          --      --        (1,868)    (5)

Revenues and net sales by business segment and customer group for the nine months ended December 31, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                          Increase   Percentage
                                      2000      1999     (Decrease)    Change
                                      ----      ----     ----------    ------
Payphone Business:
  Telephone companies               $14,542   $ 22,808    $ (8,266)    (36%)
  Private operators and
    distributors                      3,988     10,614      (6,626)    (62)
  International operators             2,436      5,456      (3,020)    (55)
Internet Appliance Business:
  International operators             1,038         --       1,038      --
  Telephone companies                   166         --         166      --
  Private operators and
    distributors                         23         --          23      --
                                    -------   --------    --------     ----
                                    $22,193   $ 38,878    $(16,685)    (43%)
                                    =======   ========    ========     ====

The decrease in revenues and net sales of our payphone business for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 is primarily attributable to a decrease in volume. We believe that the decreases are primarily attributable to same industry factors that influenced our performance for the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000 as explained above.

During the nine months ended December 31, 2000, sales of Grapevine terminals, which were released to the market during the latter part of fiscal 2000, to Canada Payphone Corporation accounted for the majority of revenues and net sales of our Internet appliance business to international operators. Sales of Grapevine terminals to telephone companies, private operators and distributors were made under market trial agreements, including those with a major inter-exchange carrier and two of the regional telephone companies, and have not generated any significant revenues. However, during the nine months ended December 31, 2000, sales exclude deferred revenue of approximately $1,624 primarily related to shipments of Grapevine terminals pursuant to market and field trial agreements with domestic telephone companies, the recognition of which is subject to acceptance of the terminals at the conclusion of the trial agreements. Also, as previously explained, sales of Grapevine terminals during the nine months ended December 31, 2000 were negatively affected by our program to incorporate design changes and enhancements suggested by field trials and initial deployments of Grapevine terminals, which we believe have delayed field deployments by Canada Payphone Corporation.

Revenues  and net sales of  products  and  services  for the nine  months  ended
December 31, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                          Increase    Percentage
                                    2000      1999        (Decrease)    Change
                                    ----      ----        ----------    ------
Products:
   Payphone terminals             $ 5,757   $ 11,034    $ (5,277)       (48%)
   Internet terminal appliances     1,156         --       1,156         --
   Printed circuit board control
      modules and kits              7,109     11,723      (4,614)       (39)
   Components, assemblies and
      other products                2,655      4,527      (1,872)       (41)
Services:
   Repair, refurbishment and
      upgrade services              4,996     10,670      (5,674)       (53)
   Other services                     520        924        (404)       (44)
                                  -------   --------    --------        ----
                                  $22,193   $ 38,878    $(16,685)       (43%)
                                  =======   ========    ========        ====

Cost of sales and gross profit margins as a percentage of net sales and revenues approximated 80% and 20%, respectively, for the first nine months of fiscal 2001 as compared to 74% and 26%, respectively, for the first nine months of fiscal 2000. Gross profit from product sales declined to approximately 24% of sales during the nine months ended December 31, 2000 from 31% of sales for the nine months ended December 31, 1999 primarily due to: (i) the start-up of manufacturing Grapevine terminals; (ii) the decrease in volume; and (iii) lower average prices, which were partially offset by cost reductions from the restructuring of operations during the latter part of fiscal 2000 and during the third quarter of fiscal 2001 and a decrease in obsolescence provisions of $545. Gross profit from services decreased to approximately 7% of revenues for the first nine months of fiscal 2001 from approximately 14% of sales for the first nine months of fiscal 2000 primarily due to the establishment of our Grapevine back-office management operations, the impact of which was partially offset by improved margins from repair and refurbishment services, including a decrease in obsolescence provisions of $229.

Sales and gross profit (loss) of each reportable segment for the nine months ended December 31, 2000 and 1999 is set forth below:

                                        2000                    1999
                                  ------------------     ------------------
                                              Gross
                                             Profit                  Gross
                                   Sales     (Loss)       Sales      Profit
                                   -----     ------       -----      ------
Payphone segment                  $20,966   $  5,799     $38,878    $10,130
Internet appliance segment          1,227     (1,366)         --         --
                                  -------   --------     -------    -------
                                  $22,193   $  4,433     $38,878    $10,130
                                  =======   ========     =======    =======

Gross profit from our payphone business increased to approximately 28% of net sales and revenues for the nine months ended December 31, 2000 from approximately 26% of net sales and revenues for the nine months ended December 31, 1999 primarily due to the decrease in obsolescence provisions, improved margins from repair and refurbishment services and cost reductions from the restructuring of operations during the latter part of fiscal 2000, which were partially offset by the impact of lower volume and average selling prices. During the nine months ended December 31, 2000, we incurred a negative gross profit in our Internet appliance business primarily because of the establishment of our back-office management operations.

Selling, general and administrative expenses decreased by $2,485, or approximately 32%, during the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999, and represented 24% of net sales and revenues versus 20% of net sales and revenues last year. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel and other operating expenses as a result of the restructuring of our payphone business during the latter part of fiscal 2000 and during the third quarter of fiscal 2001, current year cost reduction initiatives and a decline in variable selling expenses, which is related to the decline in sales.

Engineering,   research  and  development   expenses  decreased  by  $2,142,  or
approximately 45%, during the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 as a result of a reduction in resources devoted to the development of our e-Prism back-office management system and our Grapevine terminals released to the market at the end of fiscal 2000 and a restructuring of these activities during the first and third quarters of fiscal 2001. In addition, software development costs capitalized during the nine months ended December 31, 2000 declined by $2,413 to $667 from $3,080 for the nine months ended December 31, 1999.

During the nine months ended December 31, 1999, the Company recognized restructuring charges of $700 as described above. No restructuring charges were recognized in connection with restructuring efforts taken during the nine months ended December 31, 2000.

The increase in net interest expense during the nine months ended December 31, 2000 as compared to the same period last year is primarily attributable to an increase in the interest rates under our bank notes payable as a result of the modifications to our bank loan agreements, as further described below under "Liquidity and Capital Resources," and an increase in the amortization of debt issuance expenses of $178.

During the nine months ended December 31, 1999, we recognized tax benefits of $1,868 on a pre-tax loss of $5,276. Tax benefits for the nine months ended December 31, 2000 were offset by an increase in the valuation allowance against deferred tax assets because of the uncertainty as to whether we will be able to realize the tax benefits.

Impact of Inflation

The Company's primary costs, inventory and labor, increase with inflation. However, the Company does not believe that inflation and changing prices have had a material impact on its business.

Liquidity and Capital Resources

Liquidity. Under the terms of bank loan agreements as amended pursuant to a Forbearance and Modification Agreement dated April 12, 2000 and as further amended by a Second Forbearance and Modification Agreement effective July 31, 2000 (the "Loan Agreements"), our bank debt, including indebtedness outstanding under revolving credit lines, an installment note and a mortgage note, aggregating $11,198 became due and payable on September 30, 2000. The Company failed to pay such obligations and also ceased making any principal and interest payments to the bank.

On January 12, 2001, the bank filed a lawsuit against the Company in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida Civil Division (the "Court") to foreclose on the mortgage and other security agreements on the Company's real and personal property and substantially all other assets of the Company (the "Collateral") securing obligations payable to the bank pursuant to the terms of the Loan Agreements. The suit alleged that the Company failed to pay its obligations under the Loan Agreements including principal of approximately $11,200, non-default interest of approximately $509, default interest, fees, expenses and costs and breached other terms of the Loan Agreements, and requested the Court to enter a judgment of foreclosure, appoint a receiver to take possession and control over the Collateral and award the bank such other and further relief appropriate under the circumstances.

On January 22, 2001, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings"). Section 362 of the Bankruptcy Code imposes an automatic stay that precludes the bank from taking any remedial action pursuant to the foreclosure suit. The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to debt associated with continuing investment in wireless products for its payphone business and developing its Internet appliance business, significant financial pressure created by a shrinking payphone market and the foreclosure action commenced by the bank. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

During the nine months ended December 31, 2000, we used an aggregate of $3,061 of cash to fund operating losses, net of non-cash charges and credits, and investing activities of $775 related primarily to our Internet appliance business. These cash requirements were financed from cash flows and reductions in net operating assets of our payphone business. During the nine months ended December 31, 2000, we restructured the business to reduce costs and expenses to a level we believe will generate positive cash flows. However, there can be no assurance that the cost reductions we effected will be sufficient to generate positive cash flows since our cash flows are heavily dependent on the level of our sales and related gross profit, and our ability to manage working capital requirements.

We measure our liquidity based upon the amount of our cash balances and funds we are able to borrow under credit lines and/or funds available from other external financing sources. At December 31, 2000, our cash balances aggregated $2,169, and we have no sources of external financing.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realizations of assets and liquidation of liabilities in the ordinary course of business. The unaudited consolidated financial statements do not include any adjustments reflecting the possible future effects on the recoverability and classification of assets or the amount of assets or the amount and classification of liabilities that may result from the uncertainties discussed herein. The Company's recent operating losses, liquidity issues and the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash flow from operations and financing sources to meet obligations.

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

At December 31, 2000 and March 31, 2000,  outstanding  bank debt under a $10,000 working capital line was $6,095, and outstanding bank debt under a $4,000 installment note was $3,072 and $3,322, respectively. Outstanding indebtedness under a mortgage note was $1,750 and $1,762 at December 31, 2000 and March 31, 2000, respectively. We also had outstanding indebtedness of $281 under a capital equipment credit line at December 31, 2000 and March 31, 2000. As explained above, our bank indebtedness became due and payable on September 30, 2000.

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

Indebtedness   outstanding  under  the  Loan  Agreements  is  collateralized  by substantially all of our assets. The Loan Agreements contain covenants that prohibit or restrict us from engaging in certain transactions without the consent of the bank, including mergers or consolidations and disposition of assets, among others. Additionally, the Loan Agreements contain specific financial covenants, including covenants with respect to working capital and net worth.

During the nine months ended December 31, 1999, net proceeds under bank lines aggregated $1,191. During the nine months ended December 31, 2000, we were unable to borrow any funds under bank credit lines.

Aggregate principal payments under notes payable and capital lease obligations during the nine months ended December 31, 2000 and 1999 were $398 and $604, respectively. Also, during the nine months ended December 31, 1999 we reduced our bank overdraft by $1,428.

Operating Activities. Cash flows (used in) provided by operating activities for the nine months ended December 31, 2000 and 1999 are summarized as follows:

                                                      2000         1999
                                                    --------     --------
Net loss                                            $(6,233)     $(3,408)
Non-cash charges and credits, net                     3,947        2,651
                                                    -------      -------
                                                     (2,286)        (757)
                                                    -------      -------
Changes in operating assets and liabilities:
Accounts and notes receivable                          (482)       1,882
Inventories                                           1,605        3,289
Accounts payable, accrued expenses and
  other current liabilities                           3,413          458
Other operating assets                                 (124)       1,783
                                                    -------      -------
                                                      4,412        7,412
                                                    -------      -------
                                                    $ 2,126      $ 6,655
                                                    =======      =======

Our operating cash flow is primarily dependent upon operating results, sales levels and related credit terms extended to customers and inventory purchases, and the changes in operating assets and liabilities related thereto. During the nine months ended December 31, 2000, we used $2,286 of cash to fund operating losses net of non-cash charges and credits. During the nine months ended December 31, 1999, we used $757 of cash to fund operating losses net of non-cash charges and credits. During the nine months ended December 31, 2000 and 1999, we generated $4,412 and $7,412 of cash from changes in operating assets and liabilities. Despite continued cost reductions through restructurings and other cost reduction initiatives (see "Results of Operations," above), cash used to fund operating losses (net of non-cash charges and credits) increased year over year as a result of a continued decline in revenues and net sales. In addition, the year over year reduction in cash generated from changes in operating assets and liabilities is primarily related to the level of operations.

Our operating assets and liabilities are comprised principally of accounts and notes receivable, inventories, accounts payable, accrued expenses and other current liabilities. During the nine months ended December 31, 2000, we generated $1,605 of cash through a reduction in inventories and $3,413 of cash through a net increase in accounts payable, deferred revenue, customer advances, accrued liabilities and other current liabilities, and we used $482 and $124 of cash to fund increases in accounts receivable and other operating assets, respectively. During the nine months ended December 31, 2000, customer advances against future purchases increased by $1,167 and deferred revenue related primarily to Grapevine terminal shipments increased by approximately $1,624. These shipments also affected the change in accounts and notes receivable and inventories. In comparison, during the nine months ended December 31, 1999, we generated $1,882 and $3,289 of cash through reductions in accounts and notes receivable and inventories, respectively, $458 of cash from an increase in accounts payable, accrued expenses, other current liabilities and $1,783 of cash from reductions in other operating assets, consisting primarily of income taxes receivable. Cash used to pay restructuring and reorganization obligations included in accrued liabilities during the nine months ended December 31, 2000 and 1999 aggregated $122 and $727, respectively. Outstanding restructuring and reorganization obligations aggregated $318 at December 31, 2000.

Our current ratio declined to .8 to 1 at December 31, 2000 as compared to .97 to 1 at March 31, 2000 primarily due to the net loss for the nine months ended December 31, 2000 and the capital asset and capitalized software expenditures discussed below. Extension of credit to customers and inventory purchases represent our principal working capital requirements, and material increases in accounts and notes receivable and/or inventories could have a significant effect on our liquidity. Accounts and notes receivable and inventories represented in the aggregate 84% and 88% of our current assets at December 31, 2000 and March 31, 2000, respectively. We experience varying accounts receivable collection periods from our customer groups, and believe that credit losses will not have a significant effect on future liquidity as a significant portion of our accounts and notes receivable are due from customers with substantial financial resources. The level of our inventories is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and our ability to estimate and plan the volume of our business.

Investing Activities. Net cash used for investing activities during the nine months ended December 31, 2000 and 1999 amounted to $775 and $4,799, respectively. The Company's capital expenditures consist primarily of manufacturing tooling and equipment and computer equipment required for the support of operations and capitalized software, including new product software development costs. Cash used for capital expenditures (a significant portion of which related to tooling during fiscal 2000) aggregated $108 and $1,719 during the nine months ended December 31, 2000 and 1999, respectively. During the nine months ended December 31, 2000 and 1999, capitalized software development costs aggregated $667 and $3,080, respectively. As of December 31, 2000, we had no significant capital expenditure commitments, nor do we expect to expend any significant funds on capital assets during the next twelve months. In addition, we have reduced the resources devoted to software development and do not expect to capitalize additional software development costs during the next twelve months.

Prepetition Debt. Due to the failure to make payments, comply with certain covenants and the commencement of the bankruptcy proceedings, the Company is in default on all, or substantially all, of its prepetition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the bankruptcy proceedings prevents any action from being taken with regard to any defaults under prepetition debt obligations. These obligations are classified as current liabilities at December 31, 2000. However, subsequent to December 31, 2000, a substantial portion of the Company's liabilities, including debt obligations, will be classified as liabilities subject to compromise as a result of the bankruptcy proceedings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk, including changes in interest rates, foreign currency exchange rate risks and market risk with respect to our investment in the marketable securities of Canada Payphone Corporation. Other than our investment in marketable securities of Canada Payphone Corporation with a market value of $50 and $325 at December 31, 2000 and March 31, 2000, respectively, we do not hold any material financial instruments for trading purposes or any investments in cash equivalents. We believe that our primary market risk exposure relates to the effects that changes in interest rates have on outstanding debt obligations that do not have fixed rates of interest. As a result of the amendments to our Loan Agreements, the annual interest rates of our bank indebtedness were increased by approximately 400 basis points on April 12, 2000 and by another 50 basis points on July 31, 2000. Based on the outstanding balance of our debt obligations at December 31, 2000, an increase in interest rates of 450 basis points (4.5%) will result in additional interest expense of approximately $500 annually. In addition, changes in interest rates impact the fair value of our notes receivable and debt obligations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On January 12, 2001, Bank of America (the "Bank") filed a lawsuit, case number 2001-CA-000192, against Elcotel, Inc. and its subsidiaries (the "Company") in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida Civil Division (the "Court") to foreclose on a mortgage and other security agreements on the Company's real and personal property and substantially all other assets of the Company (the "Collateral") securing obligations payable to the Bank pursuant to the terms of the loan agreements between the Bank and the Company (the "Loan Agreements"). The suit alleged that the Company failed to pay its obligations under the Loan Agreements including principal of approximately $11.2 million, non-default interest of approximately $509,000, default interest, fees, expenses and costs and breached other terms of the Loan Agreements, and requested the Court to enter a judgment of foreclosure, appoint a receiver to take possession and control over the Collateral and award the bank such other and further relief appropriate under the circumstances.

On January 22, 2001, the Company and its subsidiaries filed voluntary petitions in the United States Bankruptcy Court in the Middle District of Florida (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The voluntary petitions are being jointly administered under case number 01-1077-8C1. The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. The Company's need to seek relief afforded by the Bankruptcy Code is due, in part, to debt associated with continuing investment in wireless products for its payphone business and developing its Internet appliance business, significant financial pressure created by a shrinking payphone market and the foreclosure action commenced by the Bank. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

Section 362 of the Bankruptcy Code imposes an automatic stay that precludes the Bank from taking any remedial action pursuant to the foreclosure suit.

Item 3. Defaults by the Company on its Senior Securities

Effective July 31, 2000, the Company entered into a Second Forbearance and Modification Agreement (the "Agreement") that modified the terms of the Loan Agreements. Pursuant to the Agreement, the maturity date of indebtedness outstanding under the Loan Agreements was extended to September 30, 2000. This Agreement expired on September 30, 2000, and accordingly, all obligations outstanding under the Loan Agreements became due and payable. The Company failed to pay its obligations to the Bank when due. In addition, the Company defaulted with respect to the payment of principal and interest due in September 2000. As of December 31, 2000, the total principal balance outstanding under the Loan Agreements of $11,197,972 is in arrears and interest of approximately $500,000 is in arrears.

Item 5. Other Information

On January 22, 2001, the Company received notification from the Nasdaq Stock Market, Inc. ("NASDAQ") that it had halted trading in the Company's common stock in accordance with Marketplace Rule 4450(f) pending receipt and review of information requested from the Company. If the Company does not provide the information or if NASDAQ determines that the information does not adequately address the notification, the Company will receive a notification that its common stock will be delisted in accordance with Marketplace Rule 4450(a)(3). Upon receipt of a delisting notification, the Company may appeal the decision to a NASDAQ Listing Qualifications Panel.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            The following exhibits are filed herewith as part of this report:

            Exhibit
              No.                      Description of Exhibit
            -------                    ----------------------

              27               Financial Data Schedule (Edgar Filing only)

      (b)   Reports on Form 8-K:

      During the three months ended December 31, 2000, the Company filed a current report on Form 8-K reporting it that received notification from the Nasdaq Stock Market, Inc. ("NASDAQ") on November 29, 1999 that the Company's common stock has failed to maintain a minimum bid price of $1.00 per share over the last 30 consecutive trading days as required by Marketplace Rule 4450(a)(5).

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Elcotel, Inc.
                                            --------------
                                             (Registrant)

Date: February 12, 2001                     By:  /s/ William H. Thompson
                                            ------------------------------
                                            William H. Thompson
                                            Senior Vice President,
                                            Administration and Finance
                                            (Principal Financial Officer)

                                            By:  /s/ Scott M. Klein
                                            ------------------------------
                                            Scott M. Klein
                                            Controller (Principal Accounting
                                            Officer)