Form 10-K
period 2001-03-31
ELCOTEL INC
filed 2001-07-13
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant at June 15, 2001, computed by reference to the closing price of the Registrant's Common Stock on such date as quoted by the Electronic Quotation Service was approximately $666,308. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At June 15, 2001, there were 13,779,991 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Table of Contents

                                                                            Page

PART I                                                                        4
    Item 1.    THE COMPANY'S BUSINESS                                         4
                  Overview of the Company                                     4
                  Events Leading up to the Chapter 11 Filings                 5
                  The Chapter 11 Proceedings                                  6
                  Reorganization Plan                                         7
                  Impairment of Assets                                        7
                  The Domestic Public Communications Industry                 8
                  The Internet and Public Access Interactive Media Market     9
                  Our Domestic Market Strategy                                10
                  The International Public Communications Industry            12
                  Our International Business Strategy                         12
                  Products and Services of Our Payphone Business              12
                  Products and Services of Our Grapevine Internet Appliance
                     Business                                                 15
                  Sales, Revenues and Distribution                            20
                  Engineering, Research and Development                       27
                  Licenses, Patents and Trademarks                            28
                  Assembly and Sources of Supply                              29
                  Warranty and Service                                        30
                  Backlog                                                     31
                  Competition                                                 31
                  Governmental Regulation                                     33
                  Environmental Matters                                       36
                  Employees                                                   37
                  Seasonality                                                 37
                  Risk Factors                                                37
    Item 2.    PROPERTIES                                                     44
    Item 3.    LEGAL PROCEEDINGS                                              45
    Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                     45
PART II                                                                       46
    Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                                 46
    Item 6.    SELECTED FINANCIAL DATA                                        47
    Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                  48
                  Overview                                                    48
                  The Chapter 11 Proceedings                                  50
                  Going Concern                                               53
                  Results of Operations                                       54
                  Liquidity and Capital Resources                             61
                  Impact of Inflation                                         66
                  Selected Quarterly Data                                     67
                  Effects of New Accounting Standards                         68

                                Table of Contents
                                   (continued)
                                                                            Page
    Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISKS                                         68
    Item 8.    CONSOLIDATED FINANCIAL STATEMENTS
                  AND SUPPLEMENTARY DATA                                     69
    Item 9.    CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                       108
PART III                                                                     108
    Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                             108
                  Directors                                                  108
                  Executive Officers                                         109
                  Section 16(a) Beneficial Ownership Reporting
                    Compliance                                               110
    Item 11.   EXECUTIVE COMPENSATION                                        111
                  Summary Compensation Table                                 111
                  Stock Option Grants in the Last Fiscal Year                113
                  Aggregated Stock Option Exercises in the Last
                    Fiscal Year and Fiscal Year-End Option Values            114
                  Employment Contracts and Termination of Employment
                    and Change in Control Arrangements                       114
                  Directors' Compensation                                    116
                  Compensation Committee Interlocks and Insider
                    Participation                                            117
    Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                      117
                  Security Ownership of Certain Beneficial Owners            118
                  Security Ownership of Management                           118
    Item 13.   CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                               119
PART IV                                                                      120
    Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K                                    120

                                     PART I


Item 1.   THE COMPANY'S BUSINESS

      The statements contained in this report which are not historical facts contain forward looking information, usually containing the words "believe", "estimate", "expect" or similar expressions, regarding the Company's financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause our actual results to differ materially from those expected by us, including competitive factors, customer relations, the risk of obsolescence of our products, relationships with suppliers, the risk of adverse regulatory action affecting our business or the business of our customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the outcome of our bankruptcy proceedings discussed herein, and other uncertainties detailed in this report and in our other filings with the Securities and Exchange Commission. Such information may change or become invalid after the date of this report, and by making these forward-looking statements, the Company undertakes no obligation to update or revise these statements for revisions or changes after the date hereof.

Overview of the Company

      Elcotel, Inc. ("Elcotel") and its subsidiaries, which are collectively referred to herein as the Company, we, us or our, was incorporated in 1985 to design, develop, manufacture and market microprocessor-based "smart" payphone electronics with embedded operating software and back office payphone management software systems with features and functions required for independent providers to compete with the Regional Bell Telephone Operating Companies ("RBOCs") in the provision of payphone terminals and related public telephone services. We have since expanded our payphone business through internal development and through acquisitions to supply payphone terminals that operate in wireless and wireline telecommunications networks, and to supply payphone terminals, smart payphone electronics, management software systems and other products and services to the RBOCs, interexchange carriers (IXCs) and other domestic and foreign public communications providers. In addition, we have developed what we believe to be the first non-PC Internet appliances (the "Grapevine(TM) terminals") for use in a public communications environment, which will enable the on-the-go user to gain access to internet-based content through our client-server network supported by our internally developed e-Prism(TM) back office software system. Our Grapevine terminals, supported by our e-Prism system, were designed to provide the features of traditional smart payphone terminals, to provide internet-based content, to support e-mail and e-commerce services, and to generate revenues from display advertising, sponsored content and other applications and services in addition to traditional revenues from public payphones. Our e-Prism software was designed to manage and deliver display advertising content, internet-based content and personalized services to the Grapevine terminals. Our Internet appliance business generated net sales and revenues of approximately $1.3 million during the year ended March 31, 2001.

      On January 22, 2001 (the "Petition Date"), Elcotel and its subsidiaries (the "debtors") filed in the United States Bankruptcy Court in the Middle District of Florida (the "Bankruptcy Court") voluntary petitions for relief under chapter 11 title 11 of the United States Bankruptcy Code under Case Numbers 01-01077-8C1, 01-01078-8C1 and 01-01079-8C1 (collectively the "Chapter
11 Proceedings"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case Number 01-

01077-8C1. The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction and supervision of the Bankruptcy Court while it formulates a plan or plans of reorganization. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside of the ordinary course of its business without the approval of the Bankruptcy Court.

Events Leading up to the Chapter 11 Filings

      The rapid growth in wireless telephone usage has resulted in declining payphone usage and revenues. In addition, the Telecommunications Act of 1996 which was enacted to eliminate long-standing legal barriers separating local exchange carriers, long distance carriers and cable television companies, and to foster greater competition in the industry, changed the manner in which the RBOCs could account for their public communications businesses, and in particular, the inclusion of such operations as part of the operations of their regulated businesses.

      As a result of these and other factors, many of the Company's customers have aggressively reduced the number of payphone sites they operate and have been able to utilize their existing inventories of payphone equipment to curtail new equipment purchases and programs. Simultaneously, there has also been a widespread consolidation in the telecommunications industry. As a consequence, the total number of installed payphone terminals and payphone service providers nationwide has been greatly reduced. The reduction in the number of payphone operators and the resulting decrease in purchases of traditional payphone products and services have greatly reduced the Company's revenues from its core business. In response to these trends, the Company designed, at a substantial cost, the Grapevine and e-Prism products (see "Products and Services of Our Grapevine Internet Appliance Business," below). During the last three years, the Company committed in excess of $15 million to the research and development of its Grapevine terminal appliances, related embedded operating software and e-Prism management software systems. The combination of decreasing revenues from the Company's traditional payphone business, along with the increased research and development costs associated with its new technology, resulted in a deterioration in the Company's financial performance beginning in fiscal 1999 and imposed a severe strain on the Company's capital resources. As of September 30, 1999, the Company was in default of certain financial covenants contained in the loan agreements between the Company and its senior secured lender. As a result of the default, the Company has been unable to draw any additional advances under its line of credit since November 1999.

      The Company began efforts to restructure the debt obligations payable to its senior secured lender and to raise additional capital and/or financing to refinance the debt, and to raise capital to begin the initial phases of a roll-out of its new Grapevine and e-Prism products. In connection therewith, the Company entered into a forbearance agreement (the "Forbearance Agreement") with its senior secured lender on April 12, 2000 (as amended on July 31, 2000 by a second forbearance agreement). Although certain of the Company's domestic customers have installed Grapevine terminals pursuant to market trial agreements, the Company has not generated material revenues from the new technology (See "Sales, Revenues and Distribution - Our Grapevine Internet Appliance Business," below). In addition, the Company was unable to obtain commitments for new capital or financing. Further, after the expiration of the Forbearance Agreement on September 30, 2000, the Company was unable to effect a restructuring of its debt obligations with its senior secured lender or to negotiate a third forbearance agreement with terms acceptable to the Company, and ceased making principal and interest payments to the lender in order to retain sufficient working capital to operate its businesses.

      On January 12, 2001, the Company's senior secured lender commenced a foreclosure action in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida Civil Division (the "Court") to foreclose on substantially all assets of the Company collateralizing the obligations payable to the lender and appoint a receiver to take possession and control over the collateral. See Item 8. - "Consolidated Financial Statements and Supplemental Data."

The Chapter 11 Proceedings

      Section 362 of the Bankruptcy Code imposes an automatic stay that precludes the Company's senior secured lender and other creditors and interested parties from taking any remedial action in response to any default outside of the Chapter 11 Proceedings without obtaining relief from the automatic stay from the Bankruptcy Court. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The review of the Company's executory contracts and lease obligations and decisions with respect to assuming or rejecting the contracts and the approval of the Bankruptcy Court are pending.

      At the first day hearing held on January 23, 2001, the Bankruptcy Court entered first day orders granting authority to the Company, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders providing for the joint administration of the Chapter 11 Proceedings and granting authority, among other things, to pay post-petition obligations to suppliers and other parties in the ordinary course of business. Presently, substantially all pre-petition liabilities at the Petition Date are considered liabilities subject to compromise.

      Schedules and statements of financial affairs were filed with the Bankruptcy Court setting forth, among other things, our assets and liabilities as of the Petition Date as recorded in our accounting records. Claimants may file claims that differ from those reflected in our accounting records. Certain of the schedules have since been amended and all of the schedules and statements of financial affairs are subject to further amendment or modification. Differences between our records and claims filed by creditors will be reconciled and any differences may be resolved by negotiated agreement between the claimant and us or by the Bankruptcy Court as part of the claims reconciliation process in the Chapter 11 Proceedings. That process, in light of the number of creditors of the Company, may take considerable time to complete. Accordingly, the exact number and amount of allowed claims is not presently known, and because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims in not presently ascertainable.

      The Company has filed numerous motions in its Chapter 11 Proceedings whereby it was granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for the Company's reorganization efforts. In addition to motions pertaining to the use of cash collateral to operate the business and adequate protection to our senior secured lender, the Company has obtained orders providing for, among other things, (i) implementation of employee retention, incentive and severance programs, (ii) payment of certain pre-petition liabilities and/or offset of certain pre-petition liabilities against pre-petition accounts receivable; and (iii) the extension of time to assume or reject executory contracts and lease obligations.

      The Bankruptcy Court established May 29, 2001 as the deadline (the "Bar Date") for creditors to file claims against the Company. Notices were mailed to all of our creditors advising them that claims against us must be submitted to the Bankruptcy Court by the Bar Date. Creditors who are required to file claims but fail to meet the Bar Date are forever barred from voting upon or receiving distributions under any Chapter 11 plan.

Reorganization Plan

      The debtors expect to reorganize under Chapter 11 and to propose a reorganization plan or plans. The Bankruptcy Court has granted extensions of the exclusivity periods during which the debtors may file a reorganization plan or plans and solicit acceptances thereof to July 16, 2001 and September 14, 2001, respectively. Although management expects to file a reorganization plan or plans by July 16, 2001, there can be no assurance that the reorganization plan or plans will be confirmed by the Bankruptcy Court, or that such plan(s) will be consummated.

      The Company intends to develop a plan or plans of reorganization (the "Plan of Reorganization") through negotiation with the Company's key creditor constituencies including its senior secured lender and the official unsecured creditors committee. Substantially all pre-petition liabilities will be subject to settlement under the Plan of Reorganization to be submitted by the Company. The Plan of Reorganization must be voted upon by each impaired class of creditors of the Company and approved by the Bankruptcy Court. No assurance can be given regarding the timing of the Plan of Reorganization, the likelihood that such plan will be developed, or the terms of which such plan may be conditioned. In addition, there can be no assurance that the Plan of Reorganization will be approved by the requisite holders of claims and confirmed by the Bankruptcy Court, or that the Plan of Reorganization will be consummated. If the Company's Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company's exclusive right to file and solicit acceptance of the Plan of Reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

      The Company plans to maximize the operating results of its payphone business by maintaining or increasing its market share domestically, increasing its international export business and implementing further restructuring and cost reduction initiatives, if necessary. Also, the Company is attempting to successfully conclude market trials of its Grapevine terminal and e-Prism products, gain market acceptance thereof and establish commercial distribution domestically in the next several months. However, there can be no assurance that the Company can accomplish any of these matters. The reorganization of the Company under Chapter 11 is dependent upon the Company's ability to obtain adequate sales and revenues to achieve profitable operations and cash flow and to restructure its debt obligations through the Chapter 11 process. The Company believes, but cannot assure, that it has the ability to achieve profitable operations and positive cash flow from its payphone business, and does not believe that the market acceptance of its Grapevine and e-Prism products is critical to its reorganization. Accordingly, the Company is developing its Plan of Reorganization based on the anticipated operations of its payphone business. If the Company is unable to successfully conclude the ongoing market trial of its Grapevine and e-Prism products in the next several months, the Company plans to restructure its operations to curtail investments in its Internet appliance business to facilitate the attainment of profitable operations. However, in such an event, the future growth prospects of the Company would be materially adversely affected. In addition, if payphone industry revenues and the Company's sales and revenues continue to contract at rates experienced over the last two fiscal years, the Company's ability to achieve profitable operations and reorganize under Chapter 11 would be materially adversely affected.

Impairment of Assets

      During fiscal 2001, we continued to experience significant declines in net sales and revenues of our payphone business as a result of the continued deterioration of industry revenues caused primarily by the growth in wireless communications. Accordingly, at March 31, 2001, we performed an evaluation of the recoverability of the assets of our payphone business, and concluded that a significant impairment of the long-lived assets of our payphone business had occurred since the estimated future cash flows of the business (undiscounted and without interest) are not expected to be sufficient to recover the carrying value of the assets. In addition, because of: (i) prolonged market trials of our Grapevine terminals domestically; (ii) adverse economic conditions presently affecting the Internet and electronic advertising industries; (iii) our inability and the inability of our customers to generate any meaningful advertising revenues from advertisements placed on Grapevine terminals; (iv) uncertainties as to the market acceptance of our Grapevine terminals; and (v) lack of adequate liquidity or funding sources, as a result of the Chapter 11 filings, that are needed by the Company to continue to enhance and market the products of its Internet appliance business, the Company performed an evaluation of the recoverability of the assets of its Internet appliance business. The Company concluded that a significant impairment of the long-lived assets of this business segment had also occurred. The impairment was identified because the estimated future cash flows (undiscounted and without interest) are not presently expected to be sufficient to recover the carrying value of the assets. Accordingly, the carrying values of impaired assets were written down to their estimated fair value, which were determined by recent appraisals and other estimates of fair value based on discounted estimated cash flows. The Company recognized impairment losses of approximately $27,656,000 and $5,564,000 related to its payphone business and Internet appliance business, respectively. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary significantly from such estimates. The impairment losses included the write-down of property and equipment by approximately $721,000, goodwill by approximately $21,654,000, identified intangible assets by approximately $5,504,000, capitalized software by approximately $4,783,000, and other assets by approximately $558,000. See Item 8.- "Consolidated Financial Statements and Supplemental Data."

The Domestic Public Communications Industry

      We market our products and services to the public communications or "payphone" industry. Public telecommunications services in the United States are provided by regulated telephone companies (or "local exchange carriers"), consisting primarily of the RBOCs; long distance carriers ("IXCs"), such as AT&T; independent payphone service providers; and competitive local exchange carriers ("CLECs"), all of which are collectively referred to herein as Payphone Service Providers ("PSPs"). The operations of regulated telephone companies, long distance carriers and CLECs (collectively referred to herein as "telephone companies") are subject to extensive regulation by the Federal Communications Commission ("FCC") and state regulatory agencies (see "Government Regulation," below). Virtually all services offered by telephone companies, including payphone services, are provided in accordance with tariffs filed with appropriate regulatory agencies, including the FCC. Independent payphone service providers are subject to regulations of state regulatory agencies.

      The Telecommunications Act of 1996 (the "Telecommunications Act" or the "Act"), the most comprehensive reform of communications law since the enactment of the Communications Act of 1934, eliminated long-standing legal barriers separating local exchange carriers, long distance carriers, and cable television companies and preempted conflicting state laws in an effort to foster greater competition in all telecommunications market sectors, improve the quality of services, and lower prices. In addition, the Act included specific provisions relating to the payphone operations of telephone companies and the payment of compensation by long distance carriers to other PSPs for toll free (800, 866, 877 and 888) calls and access code ("10xxx") calls (collectively "dial-around" calls) made from payphones to the networks of the long distance carriers. See "Government Regulation," below.

      As a result of the regulatory changes created by the Act and regulations adopted by the FCC to implement its provisions, and competition from cellular and other wireless forms of communication, we believe that the public communications industry has and continues to undergo fundamental changes. The rapid growth in wireless telephone usage has resulted in declining payphone usage and revenues. In addition, the growth in dial-around calls from payphones has further compressed payphone revenues. The RBOCs, which control a major share of the payphone market, are no longer permitted to subsidize their public communications businesses with profits from their regulated businesses. As a result of these market factors, the PSPs continue to eliminate marginal payphone sites, are building inventories of payphone equipment and using these inventories to maintain their installed base, and curtailing new equipment purchases and programs to upgrade the installed base while repairing and refurbishing existing equipment. Further, coin collection expense is growing while coin revenue is declining, which is further compressing profit margins of PSPs. We estimate that the embedded base of payphones in the United States has contracted from approximately 2.4 million terminals in operation in 1998 to approximately 2 million terminals today, and the market is expected to contract further beyond 2001. These industry conditions are adversely affecting the business of the PSPs as well as the suppliers of products and services to the PSPs, including us.

      We believe that six PSPs control approximately 80% of the payphone terminals in service in the United States. These PSPs, which include SBC Communications, Inc. ("SBC") (which acquired Pacific Telesis, Inc. and Ameritech, Inc.), Verizon (formerly known as Bell Atlantic, Inc. which acquired NYNEX and GTE), BellSouth Corporation, US West, AT&T and Davel Communications, Inc., are reevaluating their business strategies, considering divestitures of all or a portion of their installed base and are also seeking new service solutions and revenue sources, such as advertising, e-mail and content, to combat competition from cellular and other wireless forms of communication and stimulate usage of public terminals. BellSouth Corporation announced on February 2, 2001 that it would exit the public communications business by December 2002.

The Internet and Public Access Interactive Media Market

      The explosive growth of the Internet, which is revolutionizing how, when, where and why people communicate is beginning to impact the public communications industry. Consumers now have easy access to news, information and services of value to them through some personalized service obtained via Internet connectivity portals. As a result, telecommunications today is about personal connectivity on a twenty-four hour basis seven days a week. Consumers increasingly demand access to "content" anytime, anywhere, not just the voice communications provided by wireline or wireless phones. Content equals information, ranging from voice calls to local news, local hotels and transportation, mapped directions, weather forecasts, investment updates and e-mail access.

      For consumers on-the-go, however, the technology to deliver this content connectivity on a twenty-four hour basis seven days a week is still largely bound to the home or office. Today, over fifty companies have introduced Internet kiosks in order to stimulate industry demand and generate new revenue streams for PSPs. These kiosks require the consumer to figure out how and what information and content to access from the Internet in a limited amount of time. We believe that Internet kiosks are intimidating, cumbersome, and difficult and expensive to deploy. Consequently, we do not believe these kiosks effectively respond to the emerging need of the "on-the-go" consumer for easy, simple and widespread public access to content. Further, these Internet kiosks are not physically configured so that they can serve as a replacement for the hundreds of thousands of payphones located in suitable sites.

      The Internet is an increasingly significant global mass medium for conducting business, collecting and exchanging information, facilitating communication and providing entertainment. IntelliQuest estimates that the number of Internet users worldwide will grow from approximately 150 million users at the end of 1999 to 300 million by the end of 2005. We expect the growth in Internet usage to translate into growth in demand for public access of Internet-based content on simple devices. Travel will grow from 1 billion domestic travelers in 2000 to 1.5 billion travelers by 2005 according to the Travel Industries Association. The potential for out-of-home solutions that keep travelers connected to their home and office presents a substantial opportunity for creating new services and revenues for PSPs and us. This opportunity includes providing relevant information and Internet-based content partially supported by advertisers targeting the traveling public. We believe that advertisers and businesses continue to view the Internet as a medium that will evolve into a valuable tool to reach Internet connected customers, including travelers, and to enable transactions that stimulate sales. Internet advertising is expected to increase in the coming years. The Internet Advertising Bureau recorded web-advertising revenue of $4.1 billion in 2000 and believes that such revenue will exceed $16.5 billion by 2005. Notwithstanding, we believe that present economic conditions and the shakeout of Internet (or .com) companies have recently resulted in a decline in interactive electronic advertising and also the value thereof.

      The public access interactive media market is a hybrid of the out-of-home media market (which includes local promotions) and interactive media market that targets consumers personally. We believe that the current public access interactive media market has been limited to a small number of niche product providers primarily offering Internet kiosk-type workstations. We also believe that out-of-home media advertisers continue to search for new ways to improve the value of their advertising, and that solutions that offer interactivity, the ability to place an order and track consumer response command a premium. In addition, we believe that targeting specific demographics with local advertising and information in high profile locations is more valuable than mass media banner advertising. The interactivity, reporting and ability to generate immediate demand from the Grapevine terminals are similar to Internet offers in the home or office. We believe that the possibility of conducting brand-building campaigns in high profile locations like airports, while providing a simple to use device for making purchases, offers traditional and on-line advertisers significant value. Additionally, pilot and market trials by our customers indicate that travelers may pay for new communications services that are easy to use, offer unique information relevant to their location and allow them to quickly connect with their home or office. The combination of new pay-for-use communication services and advertising sponsored content revenues creates new potential revenues for the PSPs and us.

Our Domestic Market Strategy

      Over the past 100 years, the public telecommunications industry, more commonly known as the "payphone industry", has made "on-the-go" communications possible for millions of people daily. A decade ago, the payphone was the only way most people on the go kept connected to home or office. Although payphone usage and revenues have declined with the growth of wireless services, payphones still command the preferred communications site locations, particularly in high profile, high traffic locations, such as airports, malls and convention centers. We plan to continue to provide smart payphone electronics, replacement components and repair and refurbishment services to PSPs and maximize the performance of our payphone business while the installed base of traditional payphones and payphone usage revenues contract and enter into customer/partner relationships with the PSPs to deploy our Grapevine non-PC Internet terminal appliances in high profile, high traffic locations. We also plan to develop our Internet-based content, information and consumer services business to provide a content-driven personal communications portal in a public access environment. We believe that the successful implementation of our Internet business strategy will enable PSPs to generate new revenues through user paid fees, display advertising, sponsored supported content and other sources of revenues that are two to four times greater than the revenues generated from traditional payphones. With this strategy, we believe that the public communications payphone industry and our $100 million to $200 million-estimated payphone equipment market can expand to encompass the $4 billion Internet and interactive media market. However, there can be no assurance as to the generation of new revenues or the amount thereof, if any, or that our strategy to expand our market will be successful.

      In our Internet appliance business, we intend to manage and deliver specialized and personalized services to consumers in a public environment through our Grapevine terminals. We are focusing on real-world content, such as directories, classified advertisements, e-mail, financial news and sports results, weather forecasts, horoscopes, maps, and information on local hotels, restaurants, transportation and events. We believe that offering Internet-based content that is tailored to travelers using our proprietary technology will increase the convenience, relevance and enjoyment of consumers' visits to our Grapevine terminals, thereby promoting increased traffic and repeat usage. We also believe that increased traffic will increase the amount consumers spend on new and traditional communications while enhancing the value of the advertising, if any, placed on the terminals.

      The cornerstone of our content solution is the distribution of content to consumers in airport concourses and airline lounges, convention centers, shopping malls, hotel lounges and suites, gas stations, factories and fast food chains. This distribution would be provided from the same sites that now host payphones. Using our proprietary technology, we intend to integrate real-world content for consumers to easily and rapidly access for their immediate needs without having to surf the Internet or hook up their PC. In a business model, which assumes that consumers have less than 10 minutes to collect, store or use updated information from e-mails, and to make phone calls, Grapevine terminals would help consumers in public areas find interesting personalized and generic information easily and quickly. As examples, the Grapevine terminals are designed to offer immediate delivery of e-mail, personal speed-dial numbers or e-mail addresses with automated access allowing consumers to complete a transaction while on-the-go.

      We have designed our Grapevine terminals, content and telephone services to be highly flexible and customizable, enabling our customers/partners to offer a broad range of feature options. We believe that our approach of integrating off-the-shelf technology with our internally developed technology enables us to employ a scalable architecture adapted specifically for our Internet-based delivery of services. We can maintain the same look and feel and navigation features across a broad geographical deployment base of Grapevine terminals, but create the impression to consumers that each customer/partner has its own branded and packaged information offering. Our back-office management systems have been designed to include the capability to manage both the content-rich multimedia Grapevine terminals and the existing embedded bases of payphones for the same customer/partner. By leveraging off-the-shelf technology, we believe we will be able to focus on management and distribution of content and back office services to consumers in a public access environment.

      Our revenues in this Internet service business may include a percentage of the total revenues generated from advertising, sponsorships, promotions, and electronic commerce transactions from the Grapevine terminals; sale of Grapevine terminals to our customers/partners; management fees from collecting, analyzing, and reporting on phone performance data; managing delivery of advertising, sponsorships, information and promotions, which can be site, terminal and time-of-day specific; personalization of enhanced information and e-mail; customization fees for formatting advertising, sponsorships and promotions for the Grapevine terminal network; and management fees from collecting, analyzing, and reporting on performance data for embedded bases of traditional payphones.

      Through the combined sales forces of our customers, traditional agencies and select advertising representatives working under our direction, we plan to offer a variety of national and local advertising, sponsorships and promotions that enable advertisers to access both broad and targeted audiences. We believe that our planned interactive information delivery, personalization capabilities and e-mail delivery methods will have an important impact on the level of revenues derived by our customers/partners. We believe that these capabilities and relationships will provide us with a distinct advantage over competitors while minimizing our own sales infrastructure investment. However, there can be no assurance that we will be able to implement our domestic market strategy in whole or in part, or that our strategy will be successful.

The International Public Communications Industry

      Public communications services in foreign countries are generally provided by large government-controlled postal, telephone and telegraph companies ("PTTs"), former PTTs that have been privatized for the purpose of investing in and expanding telecommunication networks and services, and cellular/wireless carriers. The Company believes that the international telecommunications market, previously dominated by monopoly and government infrastructure, continues to open to increased competition from privatization and liberalization trends.

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

      We are implementing our Grapevine Internet terminal strategy on a North American basis and targeted the Canadian market for the first commercial deployments of our Grapevine terminals. We intend to capitalize on what we perceive to be significant opportunities for our Grapevine strategy in other international markets if our North American marketing and sales efforts prove successful or if significant international opportunities arise through our core business marketing efforts. We expect to reduce the costs and risks of international expansion by entering into strategic alliances with partners able to provide local directory, content, information, e-mail and electronic commerce capability. The expansion of our Grapevine strategy into international markets involves a number of risks as further described herein. Also, there can be no assurance that we will be able to implement our international market strategy in whole or in part.

Products and Services of Our Payphone Business

      We design, develop, manufacture and market a comprehensive line of public communications products, including payphone electronics and management software systems, payphone terminals, and payphone components and assemblies. Our microprocessor-based payphone electronics, with embedded operating software, serve as the engine of payphone terminals known in the industry as "smart" or "intelligent" payphones. Networks of payphone terminals equipped with our microprocessor-based electronics are programmed, monitored and controlled via telemetry using our back office management software systems. Our electronic modules provide the capability to communicate with a caller by digitized human voice messages and prompts activated by the microprocessor, and have the capability to internally process the functions associated with call processing, call rating and collecting data for accounting, coin and route management functions. Call timing and rating functions are performed via proprietary "answer detection" and "answer supervision" designs. Our microprocessor-based electronic modules include the XG6000(TM) module, Series 5(TM) module, the 5501(TM) module, the 5502(TM) module and the Gemini System III(TM) module. The low electric current available from the telephone line, which eliminates the cost of electrical installation, generally powers these electronic modules and our payphone terminals.

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

      In addition, we provide software options including custom voice prompts, multilingual voice prompts, customized maintenance alarms and call routing features, programmable initial rates and timed local calls. Also, our products support multiple payment options, including coin, credit cards and smart cards.

      The XG6000 module is a derivative of our Grapevine telephony module that is presently used in our digital wireless payphone applications targeted at international markets. The XG6000 module has two primary elements, the Digital Signal Processor ("DSP") and the Applications Processor. The DSP provides all telephone line and voice interfaces in the phone including voice decompression from stored compressed voice files; high-speed modem; call progress tone detection and generation; DTMF detection and generation; management of audio functions; and provides interfaces for the handset and phone line. The Application Processor provides extensive I/O interfaces for the coin scanner, coin escrow, keypad, speed-dial buttons, hook switch, alarm switches, and the card reader.

      The Series 5 module operates exclusively on a B-1 telephone line and is marketed primarily to independent payphone providers. The 5501 and 5502 modules operate on either a B-1 line or a specialized coin line for access to central office services, and are marketed to private operators and telephone companies. The extensive features of the 5502 module include a high-speed modem for faster data transmission and retrieval, user selectable language, customized tariff tables and speed dial programmability for ease of use and generation of additional revenues. The 5502 module also supports a data port interface for access to the Internet via laptop computers and liquid crystal and vacuum florescent displays to augment audible voice instructions and to provide advertising capability. The Gemini System III module is programmable to operate on either a B-1 line or on a specialized coin line for access to central office services and is marketed primarily to telephone companies. Its modular connector design allows the PSP to choose the desired feature set, which reduces installation time. The Gemini System III module also supports a data port interface for access to the Internet via laptop computers and multiple payment options.

      Our network management software systems are designed to manage and control both small and large networks of payphone terminals equipped with our microprocessor-based electronic modules. Other than our server-based e-Prism Management System (discussed below) presently used to manage and control payphone terminals using our XG6000 module, our payphone management software systems operate on personal computers (PCs) in a multi-tasking environment, and provide PSPs with the ability to manage and control all aspects of their installed payphone network interactively from a single location. The Company's management software systems provide PSPs with the ability to remotely configure product features, control the download of software changes, program rate files, monitor operating status, and to download coin box, call record, maintenance and diagnostic data for accounting, coin and route management functions. The Company's PC-based network management systems include the PNM Plus(TM) System, the PollQuest(TM) System and the CoinNet(TM) System. The PNM Plus system is a user-friendly Windows-based management system that is used to remotely program, manage, and monitor payphone terminals equipped with our Series 5, 5501 or 5502 electronic modules. This software system has a built-in 24-hour monitoring function that reports all pertinent phone activity, including call detail records, maintenance reports and alarm reports. The monitoring and reporting function can be configured to be completely hands-free and to perform late at night, optimizing the busy-hour performance. The PollQuest system is a Windows-based management system designed to remotely program, manage and monitor our international payphone terminals generally equipped with our 5502 electronic module. PollQuest has the ability to generate call detail and maintenance reports, manage the communications with the payphones and generate performance-based reports. The CoinNet system is a Unix or DOS-based management system that is used to remotely program, manage, and monitor payphone terminals equipped with our Gemini System III electronic modules. The CoinNet system provides call detail reports, maintenance and alarm reports, and the customized operating characteristics of each Gemini System III module.

      Our product line also includes: payphone terminals; non-programmable electronic payphone modules which serve as the network interface in payphones known in the industry as "dumb" payphones that require a coin line for access to central office services for rating and routing of calls; replacement components and assemblies; and a full offering of industry services including repair, upgrade and refurbishment of equipment, customer training and technical support.

      Our payphone terminals consist of a wide range of models including coin-operated payphones, payphones that accept smart cards and credit cards, and multi-payment (coin and card) payphones for both domestic and international applications, including wireless applications. We offer traditional GTE style and Western Electric or AT&T style payphones equipped with our electronic modules, electronic coin mechanisms to support domestic and foreign coins, displays to support multilingual messages in languages selected by the customer, speed dial buttons and card readers. Our custom payphone terminals include the following:

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

      Solarus(TM) Payphone Terminal. The Solarus payphone terminal is a custom designed stainless steel international card-only terminal equipped with the 5502 electronic module, and includes a liquid crystal display to augment audible voice instructions and to display remaining card value. This terminal can also be configured with programmable speed dial buttons and a backlit liquid crystal display with an auxiliary power source. Our cellular model of the Solarus payphone terminal operates in an AMPS environment.

      Solarus II(TM) Payphone Terminal. The Solarus II payphone terminal is a wireless Western style network access terminal offered in GSM, TDMA and CDMA wireless configurations. The Solarus II terminal serves as a fixed portal for prepaid, emergency and free voice services.

      Solarus Digital(TM) Payphone Terminal. The Solarus Digital payphone terminal is a Western style network access terminal that integrates our XG6000 digital technology with GSM, TDMA and CDMA wireless technology. This terminal provides a flexible platform to enable the use of smart cards and implementation of e-purse, loyalty and personalization applications managed via our e-Prism Management System.

      SolarusCity(TM) Payphone Terminal. The SolarusCity payphone terminal is a Western style terminal equipped with a 5502 electronic module that operates in a 900 MHz wireless environment. The 900 MHz base unit used with the SolarusCity terminal is installed within 500 feet of the terminal and provides connection to the existing wireline network. This terminal powered by solar panels eliminates the need of wires to avoid the high construction cost to install curbside phones in major metropolitan areas.

      We supply our microprocessor-based electronic modules and payphone terminals to RBOCs and other telephone companies that are upgrading the technology deployed in their installed base of payphones and to independent payphone service providers, distributors and resellers. In addition, the Company supplies replacement components and assemblies that include, among others, non-programmable payphone electronics, electronic coin mechanisms, card readers, cash box switches, dial assemblies, handsets, coin relays, and volume amplification assemblies.

      We also offer comprehensive services to assist customers manage, maintain and expand their installed payphone network. The Company provides repair services, refurbishes and upgrades customer-owned terminals and components and provides training, technical support and field engineering services. Our refurbishing activities involve the rebuilding of payphone terminals, components and assemblies to "like new" condition. Our upgrade services include the modification of payphone terminals and assemblies to an updated or enhanced technology.

Products and Services of Our Grapevine Internet Appliance Business

      We have developed what we believe to be the first non-PC Internet terminal appliance, the Grapevine(TM) terminal, for use in a public communications environment, which was designed to enable the on-the-go user to gain access to Internet-based content through our client-server network supported by our e-Prism(TM) back office software system. Our Grapevine terminal, supported by our e-Prism system, was designed to provide the features of traditional smart payphone terminals, to provide connectivity to Internet-based content, to support e-mail and e-commerce services, and to generate revenues from display advertising, sponsored content and other services in addition to traditional revenues from public payphone terminals. The e-Prism service bureau network was designed to manage and deliver display advertising content, Internet-based information and specialized and personalized services to Grapevine terminals.

      The Grapevine Terminal. Our Grapevine terminal is essentially a wired personal digital assistant (PDA), which is designed to carry out-of-home, electronic interactive content in public spaces. Our Grapevine terminal, designed with WinCE thin client technology, is managed by what we believe to be unique back-office software systems and is equipped with a high-resolution, wide-angle active ("TFT") matrix color display for delivery of display advertising, sponsored advertising and Internet-based content. Also, our Grapevine terminal has an IrDA port to enable communication of e-mail and content to/from hand-held PDAs, soft keys that are used to obtain information and content, a card reader for both magnetic stripe and smart chip cards to offer personalized services, a data port to access the Internet with a PC, and a handset. The Grapevine terminal is not an Internet surfing device, but rather was designed to provide consumer-specific, branded content from our integrated back-office network of servers.

      The Grapevine terminal is presently provided in a wall-mount version using the same footprint of a traditional payphone. The wall-mount version is intended to look like an evolution of the payphone so that consumers recognize the terminal as easy-to-use, and is targeted to replace traditional payphones in high profile, high traffic sites such as airports, malls and convention centers. We have also designed a desktop version, which is targeted to replace telephones located in airport airline lounges, hotel executive centers and lounges and high-end hotel accommodations.

                               [GRAPHIC OMITTED]

Grapevine Internet Appliance Terminal (wall-mount version)
----------------------------------------------------------

      Each Grapevine terminal has three major modules - the Windows CE Content Delivery Module, the Telephone Module and the Card Reader Module. The wall-mount version also has a coin path, including a coin scanner, escrow, chutes, and an anti-stuffing device, a coin return bucket, a cashbox and a security package.

      The Windows CE Content Delivery Module manages the display of the advertising and Internet- based content received from our remote e-Prism Content Server. The primary components in the Windows CE Content Delivery Module are the Communications Interface, the Content Delivery Processor and the User Interface. Advertisements and Internet-based content are received from the remote e-Prism Content Server through the Communications Interface. Advertisements and static content are stored as cached content in memory in the Content Delivery Processor. Dynamic content is provided through a persistent connection to our e-Prism system. The Content Delivery Processor determines what advertisements and content is displayed on the User Interface, delivers the advertisements and content to the User Interface and responds to consumer actions through the User Interface. The User Interface consists of the TFT color display and five push-button soft keys mounted at the base of the display. The consumer interacts with content through the soft keys. The Communications Interface is designed so that advertisements and internet-based content can be delivered to the Windows CE Content Delivery Module by high-speed modem, on a standard telephone line, a Digital Subscriber Line ("DSL") interface, an ethernet connection over a local area network, or an Integrated Services Digital Network ("ISDN"). The Microsoft Windows CE operating system is used for all real-time software operations, including support for the Microsoft Internet Explorer browser to manage content. The Content Delivery Processor also has a high-speed serial data interface to the Telephone Module so that commands and data can be exchanged between the Telephone Module and Windows CE Content Delivery Module.

      We have designed the soft keys for navigation through directories to Internet-based content. These context-sensitive soft keys provide the ability to offer flexible applications and information delivery. They have different instructions on each key for each screen that is displayed on the Grapevine terminal. The soft keys support scrolling of directories, navigation through different levels of an information tree, and the delivery of specific functions associated with other modules in the Grapevine terminal.

      The Telephone Module supports the payphone application in each Grapevine terminal. It has two primary elements, the Digital Signal Processor and Applications Processor. The DSP provides all telephone line and voice interfaces in the phone including voice decompression from stored compressed voice files; high-speed modem; call progress tone detection and generation; DTMF detection and generation; management of audio functions; and provides interfaces for the handset and phone line. In addition, the Telephone Module contains the features and functions that are provided with our microprocessor-based payphone electronics. The Application Processor provides extensive I/O interfaces for the coin scanner, coin escrow, keypad, speed-dial buttons, hook switch, alarm switches, card reader and the Content Delivery Processor components of the Grapevine terminal.

      The Card Reader Module was designed to provide the card reader functions, the IrDA port functions and the PC data port functions. The card reader is designed to support magnetic stripe cards, memory IC cards and microprocessor smart cards, two (2) Security Access Modules (SAMs) in the standard configuration and an additional four (4) SAMs for advanced electronic commerce and loyalty programs in which multiple purses are required. The IrDA Port is mounted on the Card Reader Module and is connected to the Content Delivery Processor. The IrDA port was included to provide a high-speed data interface for hand-held devices, such as PDAs, wireless phones and laptop computers, to transfer data between these devices and the Grapevine terminal. The PC data port is an industry standard connector mounted on the Card Reader Module and is connected to the Telephone Module. The PC data port is used to provide a standard phone connection for higher-powered portable devices, such as laptop PCs, to enable the consumer to access a high-speed persistent connection to Internet services and other networks.

      The e-Prism Management Server Network and Software System. The e-Prism Server Network is a comprehensive system of servers for "back office" support and content management to drive Grapevine terminals and services delivered to consumers. The e-Prism proprietary software system manages the terminals and is designed to tailor advertising messages, sponsor-paid content and information delivered to Grapevine terminals, to manage sending and receiving e-mail, and to manage, bill and clear smart card and electronic commerce transactions made at the terminals. Additionally, the e-Prism system is designed to offer full service capabilities, including reports on usage and provisioning and reports on performance measurements for all services.

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

      We will be required to expand our e-Prism service bureau network of servers as the installed base of terminals increases, although there can be no assurance in that regard. We will also be required to expand the network to include regional servers throughout the United States and Canada to serve as local polling engines, to provide local download management functions associated with the Phone Server, and to provide our customers/partners with the direct ability to provision terminals and obtain call detail records and coin collection, cash box and maintenance and alarm reports.

      Advertising Services. We have engaged Clear Blue Media, Inc., an ad-network electronic media firm (see "Sales, Revenues and Distribution," below), to market Grapevine as an advertising media and generate advertisers for the installed base of terminals. We are also presently attempting to develop relationships with traditional advertising agencies to market and sell advertisements on Grapevine terminals. In addition, we have dedicated our marketing staff of two persons to develop the Grapevine advertising medium and generate advertising revenues that would validate the return on investment model required to successfully market Grapevine terminals to our customers. Although a limited number of advertisers have placed ads on the terminals, no significant advertising revenues have been generated through our efforts or those of our customers (see "Sales, Revenues and Distribution, below").

      In addition to our efforts to establish the Grapevine terminal as an advertising medium, we manage the delivery of advertisements to the installed base of terminals. These services include the reformatting of advertisement content for delivery to the Grapevine terminals from our network service bureau, the loading of content into the Content Server and the downloading of content to Grapevine terminals. To monitor quality of service and report to the advertisers, our customers/partners have access to reports for retrieval of details regarding content delivery and reporting. Presently, we are capable of providing static, passive JPEG/GIF advertising and content images. Capability to provide animated advertising images and MPEG images is still under development.

      Advertisements downloaded to Grapevine terminals rotate continuously, 24 hours per day. Presently, we provide the ability to display up to 40 advertisements, each 5 to 10 seconds in duration. However, the number of advertisements, their duration and the number of frames per advertisement on a per terminal basis can be modified to meet the requirements of advertisers or our customers/partners. Selective downloads of additions or changes to advertisements as well as bulk content downloads on a terminal-by-terminal basis are also available. Advertising content is downloaded periodically via modem and displayed on a timed schedule. Grapevine terminals display advertising that is stored in the terminals themselves. The ability to use speed dial numbers for connection to the call centers of advertisers via voice is also available.

      e-Prism Terminal Management Services. We provide e-Prism terminal management services, consisting of a variety of necessary support functions to successfully manage and maintain installed Grapevine terminals. These services consist of: Content Management Services, Phone Management Services, Network Server Management Services, Application Development Services and Content Creation Services, including all of the necessary support functions.

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

      e-Prism Phone Management Services focus on the management of basic phone functions and reporting on the Grapevine terminal network. These services include interactive reporting on phone functions including call detail records and cash collection data, maintenance data and alarm data; downloads of terminal software; terminal polling; and help desk functions for phone operation and maintenance questions.

      e-Prism Network Server Management Services focus on the development, management, and maintenance of the server network system. These services include designing, configuring, installing and managing the e-Prism Management and Content Data Center network; establishing, maintaining and managing network user security parameters; monitoring and improving network performance; managing network and database backups and disaster recovery; managing the database; help desk functions; designing, configuring and installing servers; establishing high-speed links between servers and the data center; and configuring software for data center applications, terminals and servers.

      e-Prism Application Development Services focus on developing interactive consumer applications and information services that maximize value to the paying sponsor and increase terminal traffic. These new applications and services include development of enhanced functions, such as animated advertising and MPEG video files and development of information services and interactive features that attract and bring value to end-users. We plan to develop and release new applications such as e-commerce, wireless phone docking station and advanced e-mail services as new technologies present additional service and revenue opportunities.

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

Sales, Revenues and Distribution

      General. We market our products and services to the public communications or "payphone" industry and we focus our selling and marketing efforts on regulated telephone companies including the RBOCs, AT&T, large independent PSPs and our distributors which serve the smaller PSPs. We also market our products and services internationally focusing on foreign markets undergoing deregulation, including Canada, South America, Central America, Africa and the Far East, and on PSPs that are affiliated or owned by the RBOCs and those licensed to compete against the PTTs. We are focusing our selling and marketing efforts on the PSPs that control the majority of the payphone terminals in service in the United States, including SBC Communications, Inc., Verizon, Inc., BellSouth Corporation, US West, and AT&T and to Canada Payphone Corporation ("CPC") in Canada. Our marketing activities principally include advertising in trade publications, participation at industry trade shows and hosting seminars and training programs for our customers.

      We have historically earned the majority of our revenues from the sale of our microprocessor-based payphone electronics, payphone terminals and components and from repair and refurbishment services. In the future, we believe that the majority of our revenues may be earned from sales of Grapevine terminals and recurring revenues from advertising and e-Prism terminal management services, and depending upon the customer relationship, a portion of advertising revenues generated by the terminals. However, there can be no assurance in that regard. We believe that a majority of out-of-home media expenditures are concentrated among only a few types of advertiser segments that lend themselves to the Grapevine media. We also believe that companies within these segments will find the unique features of the Grapevine media attractive with high value demographics, changeable advertisements, and the ability for the consumer to place an order. However, there can be no assurance in that regard.

      Our Grapevine Terminal Revenue Strategy. During the year ended March 31, 2001, we entered into technology field-testing and market trial agreements with one of the RBOCs and with a major inter-exchange carrier, and have been engaged in such field-testing and market trials of Grapevine terminals and services throughout the fiscal year. In addition, we recently entered into a new sales and purchase agreement with Canada Payphone Corporation ("CPC"), which modified the terms of a former agreement dated November 15, 1999, for the deployment of Grapevine terminals in Canada. See "Our Grapevine Internet Appliance Business," below for a discussion of such agreements. The success of our Grapevine business is dependent upon the successful conclusion of field-testing and market trials, which are structured to test the operational and functional characteristics of the Grapevine terminals and e-Prism services, and more importantly, to evaluate our ability to generate sufficient revenues from advertising and additional consumer services that would support large scale deployment programs.

      We believe, but cannot assure, that we can emerge from field and market trials during the next year and enter into a strategic alliance for deployment of Grapevine terminals with at least one of our customers and possibly certain other PSPs that control the majority of the installed payphone base in the United States. However, it is uncertain whether the Grapevine terminals will be accepted in the market and there can be no assurance in that regard. Our sales and marketing efforts are focused on establishing the Grapevine brand, educating consumers about the features and benefits of our Grapevine terminals and developing awareness of the Grapevine advertising medium. We believe that regional and local advertising represents an attractive and underserved market opportunity. In the Internet world today, spending by local businesses is a very small percentage of their overall advertising expenditures. We believe, but cannot assure, that our directory-based integrated content, information and commerce services provide a platform for targeted and differentiated local advertising solutions that may be of substantial appeal and generate tangible economic benefits to local businesses.

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

      The Grapevine terminals are also designed to accommodate loyalty programs and promotions for individual customers, such as a national fast-food chain or a consumer products firm, using smart chip card purses issued to consumers and used for an array of applications that can be managed by our e-Prism back-office systems. Our sales strategy is to focus on national accounts that could benefit from such loyalty or promotional programs. We believe that our customers/partners will assist our efforts to secure banner and rotating advertisements and sponsorships. Pricing policies are expected to remain consistent with existing advertising industry rates.

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

      Our market strategy is to move into a different public communications market space, which associates us with Internet media, advertising and services as an Application Service Provider ("ASP") with specialized service offerings oriented to the public consumer and personalization for the business traveler on-the-go. We believe that the addressable public communications market in the United States for wall mounted Grapevine terminals ranges from 400,000 to 600,000 units, representing the indoor market sector of the estimated total 2-million payphone sites in operation today. In addition, we believe that there are two other addressable market sectors, the U.S. desktop market sector of an estimated 750,000 units and the international indoor market of an estimated 250,000 units, primarily in Western Europe and Latin America.

      Our mission is to be a universal provider of technology-enhanced content, e-mail and commerce services for public communications networks, while cultivating diverse advertising revenue sources. The Grapevine business model is based on our ability to team with our customer/partners and operate as an ASP. We plan to sell our Grapevine terminals at a price that enables deployment in quantities four to six times greater than Internet kiosks. This strategy provides a modest margin on each terminal. In addition, we intend to license our software and provide service support for the phone, content and enhanced services from a central data center on a monthly fee basis. We also intend to introduce and operate the delivery of specific advertisements, information, e-mail, electronic commerce and other new services for a percentage share of the revenues earned by our customers/partners. However, there can be no assurance that we can accomplish any of these objectives.

      We intend to provide content and services with broad appeal to consumers that will increase the value and functionality of our services. We believe that consumers place a premium on content that is relevant to their everyday lives and that they will, therefore, increase the frequency and duration of their usage of our Grapevine terminal appliances to access such content. We are focusing our efforts on location-specific coverage with local content for targeting local demographics. We are also focusing our efforts at providing personalized information and services, such as e-mail, that have the potential for targeted advertising or commerce opportunities. By regularly adding and integrating new and useful content, we believe we can drive increased traffic and generate additional revenue opportunities for both our customers and us.

      We believe that the key to the advertising value of the Grapevine terminals is built on the media's targetability, sensory intensity and interactivity, and we believe that the Grapevine terminal is positioned high on all three quadrants creating a high value medium for advertisers. Our electronic interactive advertising and information delivery capability targets specific demographics (gender, age, ethnicity), psychographics (interest or mind set) and geography (location specific). The benefits sought by advertisers include sensory intensity (sight, sound and motion); targeting (reaching consumers with efficiency and at a justifiable cost); interactivity (personalized two-way communications with the target consumers); measurement (to validate consumer response by management from the e-Prism back-office); and critical mass (sufficiently large consumer base to support brand marketing efforts). The degree of sensory intensity, targeting and interactivity influences the medium's selling price. Media platforms, such as the Grapevine terminal appliances, are analyzed based on their ability to link advertising impressions to consumer behavior, such as soft key strokes and electronic commerce purchases. In addition, we believe that the development of personalized relationships with member consumers will command premium advertising impression prices for our Grapevine terminals.

      By providing a general package of information available free of charge to all consumers, we believe that consumers will begin to value the benefits of detailed and instant information from our Grapevine terminals, and that we will be able to promote personalization services. After we begin these personal services, we intend to continue to promote more expansive and valuable capabilities. For example, studies indicates that e-mail is a high-use, highly-sought service for "on-the-go" consumers, followed by local events, on-line directories and news, all of which are achievable on our Grapevine terminals. Also, we believe that the availability of an IrDA port enables our Grapevine terminals to become a universal "docking station" for portable PDAs, for which an ever-increasing amount of new services can be offered.

      We believe that electronic commerce will continue to grow as an increasing number of consumers embrace Internet-based platforms for evaluating, selecting and purchasing goods and services. In cooperation with financial service providers, consumer products providers and e-ticketing providers (such as airlines and theaters) we plan to offer and continuously enhance our electronic commerce capabilities. We believe that Grapevine terminal shopping would be a valuable service for all consumers on-the-go, and that these services, including features to select from on-line stores and catalogs, could be made available from any Grapevine terminal.

      Our Payphone Business. We sell our products directly through our sales personnel and through distributors that are supported by our sales, engineering and technical support personnel. Our direct sales force consists of a staff of three sales managers, three sales engineers and management. We presently have three distributors in the United States and representatives/distributors in certain foreign markets, including Mexico, Venezuela, Argentina, Nigeria and Chile. All of our sales to foreign markets are export sales. We do not presently have any foreign operations.

      We generally enter into non-exclusive sales agreements with our customers, that include, when applicable, non-exclusive licenses to use our proprietary operating systems and payphone management software systems. Our agreements with the RBOCs generally have terms ranging from one to five years, are renewable at the option of the customers, and contain fixed sales prices with limited provisions for price increases, but do not generally specify or commit the customers to purchase a specific volume of products. Also, these agreements generally contain clauses that require us to provide prices and other terms at least as favorable as those extended to other customers and indemnify customers against expenses, liabilities, claims and demands resulting from our products, including those related to patent infringement. These agreements may generally be terminated at the option of the customer upon notice, or if we default under any material provision of an agreement. Our agreements with other PSPs generally set forth product pricing and terms for specified purchase volumes, and include provisions that enable us to change prices upon thirty (30) to ninety (90) days notice. Agreements with our international customers generally set forth the pricing and terms for specified purchase volumes, and sales prices are generally fixed with respect to volume stipulated in the agreements. Our customers are not prohibited from using or reselling competing products and are generally not required to purchase a minimum quantity of products, although our price lists and agreements offer discounts based on volume. All purchase orders from customers are subject to acceptance by us. Our policy is to grant credit to customers that we deem creditworthy. In addition, we have previously provided limited secured financing with terms generally not exceeding 24 months and interest charged at competitive rates.

      Information with respect to net sales and revenues of our payphone business for the years ended March 31, 2001, 2000 and 1999 is set forth below:

                                                       2001     2000      1999
                                                     -------   -------   -------
                                                           ($ In Thousands)

Payphone terminals                                   $ 7,364   $12,896   $23,758
Printed circuit board control modules and kits         8,970    15,056    18,790
Components, assemblies and other products              3,285     5,804    12,200
Repair, refurbishment and upgrade services             6,977    12,363     9,895
Other services                                           361     1,098       620
                                                     -------   -------   -------
                                                     $26,957   $47,217   $65,263
                                                     =======   =======   =======

      Net sales and revenues of our payphone business by geographic region for the years ended March 31, 2001, 2000 and 1999 were as follows:

                                                 2001        2000          1999
                                               -------      -------      -------
                                                       ($ In Thousands)

United States                                  $24,374      $40,935      $57,583
Canada                                             246        2,773        3,197
Latin America                                    1,983        3,023        3,943
Europe, Middle East and Africa                    --            410           41
Asia Pacific                                       354           76          499
                                               -------      -------      -------
                                               $26,957      $47,217      $65,263
                                               =======      =======      =======

      Our Grapevine Internet Appliance Business. We are marketing our Grapevine terminals and services to the RBOCs, major inter-exchange carriers, Canada Payphone Corporation and other public communication providers through our sales and marketing executives and the direct sales force of our payphone business. We started the development of the Grapevine technology and our service business in October 1998 and deployed the first Grapevine terminal in a controlled test location in December 1999. Since that date, one of the RBOCs, a major inter-exchange carrier and CPC have installed, or have agreed to install, approximately 1,000 Grapevine units in high-profile locations under purchase and/or trial agreements.

      One of the RBOCs agreed to deploy approximately 300 units pursuant to an equipment trial agreement, as amended on November 15, 2000. As of June 15, 2001, approximately 139 units were actually installed. Under the terms of the equipment trial agreement, we are responsible for the procurement and management of advertising content displayed on the terminals, and we agreed to pay specified commissions to the RBOC based on advertising (and other service) revenues generated by us during the term of the agreement. The RBOC agreed to pay specified terminal and network management fees and software license fees to us during the term of the agreement. The equipment trial agreement expires 60 days after the installation of the terminals unless extended by mutual agreement for another 60 days. As of the date hereof, the 60-day trial period had not expired. Under the terms of the agreement, if the market trial acceptance criteria, including the number and pricing of advertisements placed on the terminals, are met, the RBOC agreed to purchase the terminals and pay any remaining amounts related thereto. The Company has not yet recognized any terminal sales revenue related to the agreement since such criteria have not been met. Accordingly, partially invoiced amounts under the equipment trial agreement of approximately $449,000 have been deferred. If the market trial acceptance criteria are not met, the RBOC may return the terminals and receive credit towards future purchases of our products and services. Although the terminals installed by the RBOC are operating to agreed upon specifications, we were informed in June 2001 that the RBOC intended to terminate the market trial because of site owners' restrictions on advertising. As the market success of our Grapevine terminals is heavily dependent on the ability to generate sufficient advertising revenues, the termination of the market trial could be a significant setback with regard to our market strategy.

      In addition, a major inter-exchange carrier deployed approximately 150 units pursuant to an equipment trial agreement dated July 5, 2000, and has agreed to deploy another 500 units under a sales and service agreement dated April 19, 2001. Under the terms of the equipment trial agreement, all advertising revenue generated by the terminals accrues to the carrier. The carrier agreed to pay specified terminal and network management fees and software license fees to us during the term of the agreement. The term of the equipment trial agreement was 90 days after the installation of the terminals unless extended by the carrier for another 90 days. The carrier agreed to purchase the terminals upon acceptance of the product based upon defined criteria including the number and pricing of advertisements placed on the terminals. Otherwise, the carrier has the right to return the terminals in exchange for a like number of our Eclipse or Komet payphone terminals. During the year ended March 31, 2001, we recognized sales revenues of $150,000 under the terms of the agreement. Under the terms of the April 19, 2001 sales and service agreement, the carrier accepted the Grapevine terminals deployed under the trial agreement, agreed to pay remaining amounts related to the purchase thereof, and agreed to deploy another 500 units concentrated in the New York City airports. The carrier may purchase the additional units any time prior to June 1, 2002. Under the terms of the sales and service agreement, we are responsible for the procurement and management of advertising content displayed on the terminals, and we agreed to pay the carrier specified amounts of advertising (and other service) revenues generated by the terminals. The carrier agreed to pay specified terminal and network management fees and software license fees to us during the term of the agreement. If the market trial acceptance criteria related to advertising revenues from the terminals are met, the carrier agreed to purchase the terminals and pay any remaining amounts related to the purchase thereof. If the market trial acceptance criteria are not met, the carrier may purchase the terminals, return the terminals for credit or continue operating the terminals as mutually agreed upon. As of the date hereof, the additional 500 units are still being deployed. In addition, we are attempting to sell advertising for display on the terminals. However, as of this date, a significant number of advertisements has not been achieved.

      On April 30, 2001, we entered into a revised supply agreement with CPC that provides for the sale and purchase of 8,000 Grapevine terminals over a period ending September 30, 2005. The supply agreement specifies sales prices, which are subject to change annually based on inflation. The agreement also stipulates the per-terminal license and management services fees and the percentages of advertising, e-commerce and other new revenue sources to be paid to us. The initial deployment of our Grapevine terminals by CPC began during fiscal 2001 pursuant to a former supply agreement, and CPC has acquired approximately 450 units. CPC has not yet acquired additional terminals, and such purchases are heavily dependent upon CPC's success regarding advertising initiatives and the amount of capital available therefore. Accordingly, there is no assurance that CPC will actually purchase the number of terminals set forth in the agreement.

      We have entered into a strategic alliance with Clear Blue Media, Inc. ("CBM") to sell display and banner advertisements on Grapevine terminals. The agreement, as amended, provides CBM with non-exclusive rights to sell advertising on the Grapevine network for a period of 5 years provided CBM meets defined performance criteria, which shall be waived so long as the Company is below 50% of its performance standards regarding the number of Grapevine terminal installations. Presently, the Company has not met the minimum performance standards set forth in the agreement. The agreement automatically renews at the end of the initial five-year term unless terminated by one of the parties. In addition, the agreement includes provisions regarding the distribution  of  advertising  revenues  among our  customers,

CBM and us. The agreement may be terminated by either party upon a material breach of its terms with written notice and provided the breach is not cured within 45 days from the date of notice. We may also terminate the agreement at any time subject to the payment of termination fees equal to six times net advertising revenue generated by CBM for the three months preceding the termination date (the "termination fees"). CMB may also terminate the agreement at any time upon 12 months written notice subject to payment of the termination fees or generation of net advertising revenues over the notice period of not less than the net revenues generated in the immediately preceding 12-month period. Because of the recent downturn in the electronic advertising market, there is no assurance that CBM's business or efforts, if any, to sell advertising will be successful.

      In addition, our marketing organization consisting of two employees and our customers are attempting to develop awareness of the Grapevine advertising medium, and are directing their selling and marketing efforts towards advertisers and sponsors in order to begin to develop meaningful revenues from display and banner advertising.

      Presently, it is uncertain whether we will be able to meet performance criteria, particularly with respect to advertising criteria, and enter into supply contracts for the commercial deployment of Grapevine terminals by the firms engaged in market trials, or with any other customer. We intend to pursue strategic alliances with the other PSPs that control the rest of the majority of the installed base of payphone terminals in the United States. However, there is no assurance that our efforts will be successful. We are attempting to begin full deployment of our Grapevine terminals with major customers in the United States during the next year. However, there can be no assurance in that regard.

      As referred to above, the market success of the Grapevine terminal appliance is heavily dependent on our ability, or the ability of our customers, to generate sufficient advertising revenues. If advertising efforts are successful, we believe that we can install 300,000 to 500,000 of our wall-mount Grapevine terminals over the next five years, in cooperation with our customers/partners. A similar opportunity exists with our desktop terminal appliance, which will be targeted for installation in airline and hotel lounges, and up-market hotel rooms. However, there is no assurance that our Grapevine terminals will be accepted in the market or that they will be deployed in the quantities we expect.

      The critical factors necessary for the success of our Grapevine Internet terminal appliance business include, but are not limited to, our ability to:

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

      Information with respect to net sales and revenues of our Grapevine business for the years ended March 31, 2001, 2000 and 1999 is set forth below:

                                                    2001         2000      1999
                                                   ------       ------    ------
                                                         ($ In Thousands)

Grapevine terminals                                $1,156       $   78    $   --
Grapevine terminal components                          57           --        --
Service revenues                                       98           --        --
Advertising revenues                                   28           --        --
                                                   ------       ------    ------
                                                   $1,339       $   78    $   --
                                                   ======       ======    ======

         Net sales and revenues of our Grapevine business by geographic region for the years ended March 31, 2001, 2000 and 1999 were as follows:

                                                    2001         2000      1999
                                                   ------       ------    ------
                                                         ($ In Thousands)

United States                                      $  288       $   --    $   --
Canada                                              1,051           78        --
                                                   ------       ------    ------
                                                   $1,339       $   78    $   --
                                                   ======       ======    ======

      Dependence on Customers. During the years ended March 31, 2001, 2000 and 1999, one customer (Verizon, Inc., formerly Bell Atlantic, Inc.) accounted for approximately 53%, 39% and 20%, respectively, of our consolidated sales and revenues. Our domestic distributors accounted for approximately 11%, 7% and 7% of our consolidated sales and revenues during the years ended March 31, 2001, 2000 and 1999, respectively.

      Telephone companies (primarily RBOCs) accounted for approximately $19.3 million, $27.2 million and $32.5 million of our consolidated sales and revenues during the years ended March 31, 2001, 2000 and 1999, respectively. Sales to distributors and other PSPs, including foreign customers, accounted for approximately $9.0 million, $20.1 million and $32.8 million of our consolidated sales and revenues during the years ended March 31, 2001, 2000 and 1999, respectively.

      We believe that the large PSPs will account for the majority of our sales and revenues in the years ahead. Accordingly, the loss of one or more of these customers or a significant decline in volume from one or more of these customers could have a material adverse effect on our sales, revenues and business.

Engineering, Research and Development

      Our engineering, research and development activities during the last three years were focused on the development of our Grapevine terminal appliances, related embedded operating software and e-Prism management software systems. Our research and development efforts in the payphone business have been focused on wireless applications and expansion of software product features. During fiscal 2001, we expended approximately $3.9 million in research and development activities, including approximately $667,000 million in capitalized software development costs. During fiscal 2000, we expended approximately $10.1 million in research and development activities, including approximately $3.6 million in capitalized software development costs. During fiscal 1999, we expended approximately $6.8 million in research and development activities, including approximately $639,000 in capitalized software development costs.

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

      Subject to the successful conclusion of present market trials, we will continue to make significant investments in the development of our Internet appliance business. Research and development expenditures in our payphone business will consist primarily of sustaining our payphone products, software and services. We also plan to develop our e-Prism software systems to communicate with and manage all of our payphone terminals as well as terminals manufactured by our competitors and offer payphone management services as part of our service offering.

      Our present research and development activities are focused on development of the content features of our Grapevine terminals, application services, specialized service offerings oriented to the public consumer, content personalization and derivative applications in vertical markets.

Licenses, Patents and Trademarks

      We own seventeen United States patents relating to smart payphone electronics, the Grapevine design, payphone components and other technology, which expire between 2010 and 2021. We have fourteen active United States patent applications on file related to various aspects of our Grapevine technology, designs and implementations in an operational environment. Additional patent applications are in preparation on other features of our Grapevine technology. Patents with respect to our Grapevine technology may not be granted, and, if granted, they may be challenged or invalidated. If we are not successful in obtaining the patent protection we seek, our competitors may be able to replicate our technology and more effectively compete with us. In addition, issued patents may not provide us with any competitive advantages and may be challenged by third parties.

      We also own several service marks and trademarks used in the operation of our business and have applied for registration of other service marks and trademarks. However, there is no assurance that we will be successful in obtaining the service marks and trademarks that we apply for or that they will be valuable.

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

      To protect our proprietary rights, we rely on a combination of copyright and trademark laws, patents and patent applications, trade secrets, confidentiality agreements with employees and third parties, and protective contractual provisions. Our employees have executed confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with other parties regarding our business and technologies, we generally require that such parties enter into non-disclosure agreements. If discussions result in a licensing or other business relationships, we also generally require that the agreements setting forth the respective rights and obligations of the parties include provisions for the protection of our intellectual property rights. In addition, we license the use of our proprietary software and designs through licensing agreements and provisions in our sales agreements, and the agreements and provisions are designed to prevent duplication and unauthorized use of our software.

      Despite our efforts to protect our intellectual property rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We have filed certain patent applications in foreign countries, but we do not currently have any patents in any foreign country. In addition, others could possibly independently develop substantially equivalent intellectual property.

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

      We license certain technologies, patents and other intellectual property rights from third parties under agreements providing for the payment of royalties. Royalty expense during the years ended March 31, 2001, 2000 and 1999 approximated $239,000, $319,000 and $220,000, respectively.

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

      A foreign supplier manufactures and/or assembles products that we acquired in connection with the acquisition of the public terminal assets of Lucent Technologies Inc. The arrangement includes provisions regarding prices, changes in prices based on the cost of materials, orders and delivery, quality and payment. We are not committed to any minimum purchase commitment; however, we are committed to purchase inventory purchased by the foreign supplier to fulfill our orders.

      The local contract manufacturer selected for the assembly of our Grapevine terminals has exited the business and we plan to transition such assembly operations into our facility in Orange, Virginia. Pursuant to the agreement with the contract manufacturer, we are committed to purchase inventory purchased by the supplier to fulfill our orders.

      Our repair and refurbishment operations are located in a 53,400 square foot manufacturing facility in Orange, Virginia. We also assemble and test payphone terminals and components at this facility. Our operations are designed so that production volumes within certain limits could be readily increased.

      Our payphone terminals are offered in various configurations based upon the GTE style housing, the Western Electric style housing and various custom designed housings, including the Grapevine terminal Valox(TM) plastic and steel reinforced housing. One principal supplier provides GTE style housings; however, alternative suppliers providing essentially equivalent housings are available. We acquired tooling to manufacture the Western Electric style housing as part of the acquisition of the public terminal assets of Lucent Technologies Inc. during the year ended March 31, 1998 and our foreign subcontractor manufactures these housings. We have also established alternative suppliers providing essentially equivalent housings. Custom designed housings are generally available from sole sources. While we believe that we could find alternative suppliers for such housings, our operations could be adversely affected until alternative sources could be obtained.

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

      We have retained the majority of our supplier relationships despite the commencement of the Chapter 11 Proceedings. However, few suppliers are extending credit to the Company, and we have experienced and will continue to experience certain delays in the supply of materials as a result of the Chapter 11 Proceedings. We do not believe that such delays have materially adversely affected our business or will materially adversely affect our business in the future, although there can be no assurance in that regard. We believe, but cannot assure, that our capital is adequate to fund planned operations for the next year, subject to the outcome of the Chapter 11 Proceedings. However, the level of our sales and revenues has a material impact on capital available to operate the business, and a continued deterioration of our sales and revenues would adversely affect our cash flow, our ability to fund operations of the business and our ability to maintain sources of supply.

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

Backlog

      Our backlog is subject to fluctuation based on the timing of the receipt and completion of orders. The Company calculates its backlog by including only items for which there are purchase orders with firm delivery schedules. On May 29, 2001, the backlog of all products and services on order was approximately $5,369,000 compared with a backlog of approximately $5,328,000 on May 31, 2000. Our backlog at any given date is not necessarily indicative of future revenues.

Competition

      Our Internet Appliance Business. Our Grapevine terminal appliances face competition from other fixed location terminals such as Internet kiosks, conventional payphones and wireless products. We believe that our Grapevine terminal appliances are products that have superior features as compared to both Internet kiosks and traditional payphones. Internet kiosks permit users to surf the Internet in a public access setting at their leisure. We believe that many users are intimidated by the kiosks, and find them to be cumbersome and difficult to use. As a result, we do not believe that these kiosks effectively respond to the emerging needs of consumers for easy, simple and widespread public access content connectivity. Once a kiosk is in use by a customer, they tend to stay on the terminal for a very long time, which makes them less valuable as an advertising vehicle than a higher user turnover product, such as the Grapevine terminal. In addition, Internet kiosks are larger than conventional payphones, cost three to six times more than our Grapevine terminals and are not a cost effective replacement for installed payphones. Further, Internet kiosks have limited ability to offer local services without extensive Internet surfing. The Internet kiosk sector has over 50 suppliers, most of which have not penetrated long-term markets such as telephone company public communications groups. However, most of these firms have financial, management and technical resources substantially greater than ours. In addition, there are many other firms that have the resources and ability to develop and market products and services that could compete with our Grapevine terminals and related services. Also, there are many other firms that have the resources and ability to develop and market Internet terminal appliance products and services that could compete with our Internet terminal appliance products and services.

      Traditional payphones are losing market share and profits due to the growth of cellular phone usage and the growth in dial-around programs. We believe, but cannot assure, that our Grapevine terminals offer PSPs the ability to generate revenues that are two to four times greater than those available from a traditional payphone. Although traditional payphones are expected to compete effectively in low traffic and outdoor locations, we believe our Grapevine terminals will outperform traditional payphones in high use indoor locations.

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

      The primary competition for traditional out-of-home media is billboards, transit and in-store visual displays. In addition, our Internet appliances compete for potential advertising and e-commerce revenues, directly or indirectly, with online service providers and manufacturers of other Internet appliances and PDAs. The primary competition for public access interactive media includes TelWeb/Schlumberger, I-Magic and others. Further, existing content providers, such as Double Click, Flycast, 24/7 and AdSmart may target public access as a natural evolution of their Internet-based business. In the application service provider market, the Company expects to face numerous competitors. The Company expects competition from other public Internet appliances, whether PC or non-PC based, and back-office management software from potential future vendors and service providers, including European public terminal vendors such as Landis & Gyr and Schlumberger, Protel, Internet kiosk vendors such as Ascom/King, NetNearU and Lexitech, interactive television terminals with Internet access, and limited-feature devices.

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

      Personal communications technologies including radio-based paging services, cellular mobile telephone services and personal communication services have become highly competitive with payphone services provided by the PSPs. These competing services continue to grow and are adversely affecting the payphone industry. However, we believe that the payphone industry will continue to be a major provider of telecommunications access in the future.

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

      The regulation of telecommunications providers by the FCC and state regulatory authorities has a direct effect on our product designs. We design our products to comply with regulations applicable to provision of public communications services. Our products may require modification to comply with new technical or regulatory requirements or other factors upon adoption of new regulations by federal or state authorities.

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

      On January 28, 1999, the FCC adopted a Third Report and Order in its proceeding implementing the payphone compensation provisions of the Telecommunications Act. This Order established a compensation rate for dial around and toll free calls of $.24 per completed call. In addition, the FCC applied the new rate retroactively to all compensation owed since October 7, 1997. This Order and rate were upheld in American Public Communications Council
v. FCC, 215 F.3d 51 (D.C. Cir.2000). On April 15, 2001, the FCC adopted an Order to make it easier for payphone service providers to collect compensation for originating toll-free and dial-around access calls from switch-based telecommunications resellers. This Order requires that the first underlying facilities-based inter-exchange carrier to whom the local exchange carrier delivers such calls to compensate the payphone service provider for the completed call, to track or arrange for tracking of the call to determine whether it is completed and therefore compensable and to provide the payphone service provider a statement of the number of coinless calls it receives from each of a specific payphone service provider's payphones. The amount of and rules with respect to dial around compensation will have a significant impact on the business and operations of payphone service providers and thus the demand for payphones. There can be no assurance with respect to such matters.

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

Environmental Matters

      We are a potentially responsible party for undertaking response actions at certain facilities for the treatment, storage, and disposal of hazardous substances operated by others. In addition, we have received a formal "no further action status" notification from the Florida Department of Environmental Protection (the "FDEP") after several years of evaluation, assessment and monitoring of soil and groundwater contamination at a former facility. We are a small generator "De Minimis" party with respect to the sites operated by others, and have been able to execute and should be permitted to continue to execute buy-out agreements with respect to the remediation activities at the sites operated by others. We have not incurred any significant costs to date and we believe, based on presently available information, that we have no further or only insignificant obligations with respect to the sites operated by others. However, if additional waste is attributed to us, it is possible that we could be liable for additional costs. We cannot estimate a range of costs, if any, that we could incur in the future since such costs would be dependent upon the amount of additional waste, if any, that could be attributed to us. Also, it is always possible that the FDEP could reopen its investigation in the future and require us to take further actions at our former facility. We cannot estimate the range of costs, if any, that we could incur in the future since such costs would be dependent upon the scope of additional actions, if any, that may be required by the State of Florida.

      We are also a potentially responsible party with respect to a recent fuel spill on our leased property in Orange Virginia. The remediation activities with respect to the spill have been completed at a cost of approximately $35,000, which is being funded by the landlord and from reimbursements from the Virginia Department of Environmental Quality. Although the Company has not accrued any costs related to the site, it is possible that the Company may incur costs related to this site in the future. However, we cannot estimate the range of costs, if any, that we could incur in the future since such costs would be dependent upon the scope of additional actions, if any, that may be required by the State of Virginia.

Employees

      As of June 1, 2001, the Company employed 124 full-time employees. The Company is not a party to any collective bargaining agreement and believes that its relations with its employees are good.

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

      We Have Incurred Recent Operating Losses. We have incurred net losses since December 1998. During the quarter ended March 31, 1999, we incurred a net loss of $1,520,000 and during the years ended March 31, 2000 and 2001, we incurred net losses of $11,188,000 and $43,630,000 (including impairment losses of $33,220,000 in fiscal 2001), respectively. We expect to incur operating losses on a quarterly basis in the foreseeable future until our Grapevine Internet appliance business begins to generate sufficient sales and revenues to achieve profitability. However, there can be no assurance that this business will become profitable. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early development stage of a business, particularly companies in new and rapidly evolving markets such as non PC Internet appliances and Internet services. To address these risks and to achieve and sustain profitability, if at all, we must, among others things:

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

      Our Grapevine Internet Appliance Business Is in the Development Stage. We have limited or no experience in marketing Internet terminal appliances, developing advertising and content relationships and operating as an applications service provider. We have recently begun deployment of our Grapevine terminals and our initial display advertising application. Expanded information content creation and delivery, e-mail and e-commerce applications are still in development and there is no assurance that we will be able to successfully develop, or develop on an timely basis, these and other applications for our Internet appliance business that are necessary to successfully position the Grapevine terminals as a valuable advertising medium. We have not generated any significant revenues from our Internet terminal appliance business. If we are unable to develop, or develop on a timely basis, planned software applications and advertising and content relationships, market our Grapevine terminals and position our Grapevine terminals as a valuable advertising medium, we may not be able to generate any significant revenues from this business, which would adversely affect our future prospects. Moreover, if we are able to develop our Internet terminal appliance business, there can be assurance that the public communications market will accept the business or that it will generate significant revenues or be profitable. Also, our future success in the Internet appliance business will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, sales and marketing and business development personnel.

      Our Quarterly Results Are Likely to Fluctuate. Our operating results have in the past been, and may continue to be, subject to quarterly fluctuations as a result of a number of factors, many of which are beyond our control and which could have an adverse impact on our operations and financial results. These factors include the introduction and market acceptance of new products, the timing of orders, variations in product costs or mix of products sold, increased competition in the public communications industry, changes in general economic conditions and changes in specific economic conditions in the public communications industry. In the future, we believe that these factors will also include variable demand for content and information services by Grapevine terminal users, the cost of acquiring content, the availability of content, our ability and the ability of our customers/partners to attract and retain advertisers, our ability to attract and retain content and e-mail providers, seasonal trends in Grapevine terminal usage and advertising placements, the amount and timing of fees paid to content and information aggregators, the productivity of our direct sales force and the sales forces of our customers/partners in generating advertising revenues, our ability to enhance and support our technology, the amount and timing of increased expenditures for expansion of our e-Prism network and operations, the result of litigation that is currently ongoing against us and litigation that may be filed against us in the future, our ability to attract and retain key personnel, the introduction of competing Internet appliance products, technical difficulties and network system downtime.

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

      We intend to market our Grapevine terminal and related services internationally if we are successful in implementing our North American strategy or if significant international opportunities arise through our core business marketing efforts. There is no assurance that we will be successful marketing our Grapevine terminals and services internationally. We have no experience in developing advertising, content and information delivery applications or using local Internet service capabilities in foreign markets. We also have limited experience as an applications service provider in international markets, which include risks such as regulation, tax consequences, export control, trade barriers and legal liabilities, among others. If any of these risks occur, our prospective international business could suffer.

      Our Common Stock Price Has Been and May Continue to be Volatile. Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results, our
Chapter 11 Proceedings and the published expectations of analysts and announcements by our competitors and us. Because our common stock is traded over the counter the stock price's volatility may be increased. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may adversely affect the market price of our common stock in the future. In addition, a plan of reorganization could also result in holders of the Company's common stock receiving no value for their interests. Because of such possibilities, the value of the Company's common stock is highly speculative, and the common stock may have no value.

      Our Internet Terminal Appliance Business Model Is Evolving and Is Unproven. Our Grapevine terminal appliance business model is evolving and unproven. We plan to develop content internally and aggregate content from third-party content providers, distribute this content to users of Grapevine terminals nationally and internationally and share in the revenues from national and local advertisements, sponsorships and promotions generated from Grapevine terminals with our customers/partners. Our business model is new to the public communications market both nationally and internationally, is unproven and is likely to continue to evolve. Moreover, we may not be aware of all of risks entailed by this new business model. Accordingly our business model may not be successful, and we may need to change it. Our ability and the ability of our customer/partners to generate advertising, sponsorship and promotional revenues by distributing content services to the general public depends, in part, on our success in persuading advertisers of the effectiveness of Grapevine terminals as a new advertising medium. There can be no assurance that we will be able to generate sufficient advertising revenues to validate the Grapevine business model. We intend to continue to develop our business model as we explore our opportunities in this new electronic interactive advertising and information delivery channel to the public. Our business and future prospects would be adversely affected if our plans and business model do not prove successful or if our customers/partners or we are unable to execute as anticipated.

      Our Payphone Revenues May Decline Faster Than Expected. Payphone usage and our revenues from our existing payphone business may decline faster than expected, which could have a material adverse impact on our operations and financial results and the liquidity available to fund our Internet appliance business.

      Our Future Prospects Are Dependent on the Success of Our Internet Terminal Appliance Business. In the future, if our Internet appliance business is successful, we plan to rely significantly on sales of Grapevine terminals, revenues from management services and a share of revenues from advertising and sponsorships generated from Grapevine terminals. If our Internet appliance business is successful, we plan to derive significant revenues from sharing revenues generated by our customers/partners and us from the sale of national and local advertisements, sponsorships and promotions that support the profitable delivery of content and information. Our ability and the ability of our customers/partners to generate and increase these revenues will depend on such factors as the acceptance of Grapevine terminals as an advertising medium by national and local advertisers, the acceptance and regular use of our planned content, information and electronic commerce capabilities by a large number of users who have demographic characteristics that are attractive to advertisers, the success of our strategy to sell local advertising, sponsorships and promotions across the nation, the expansion and productivity of our advertising sales force and those of our customers/partners, and the development of the Grapevine terminal as an attractive platform for electronic commerce. Our business and future prospects would be adversely affected if the Grapevine terminals were not accepted as a valuable advertising medium and as a platform for electronic commerce.

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

      We Rely on a Small Number of Customers. A few customers have historically accounted for a significant portion of our sales and revenues of our payphone business. In addition, we plan to derive a substantial portion of our sales and revenues from our Internet appliance business from a small number of these customers. If these customers do not accept our Grapevine terminal appliances or our business model or determine that advertising and other revenues do not justify the investment, our business and future prospects would be adversely affected. Also, the loss of any significant customer or a significant reduction in sales and revenues from any of these customers would materially adversely affect our operations and business.

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

      Industry analysts and others have made many predictions concerning the growth of the interactive media advertising market. Many of these predictions have not been accurate and cannot be relied upon. This growth may not occur or may occur more slowly than estimated. If the Grapevine medium does not develop as an effective advertising medium or develop quickly enough, our business and prospects will be adversely affected.

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

      We Are Subject to Pending and Potential Legal Proceedings. We are subject to legal proceedings, including the Chapter 11 Proceedings, and claims from time to time, and expect to continue to be in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights owned by others. Such claims, even if without merit, could require the expenditure of significant financial and managerial resources, which could harm our business. In addition, any judgments against us, particularly for infringement of intellectual property rights, could have a material adverse effect on our business, results of operations and financial position. Pending the submission of a Plan of Reorganization and its approval by the Bankruptcy Court and the outcome of certain legal proceedings, the business, financial condition and results of operations could be materially adversely affected.

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

      We May be Unable to Reorganize and Continue Operations. The events resulting in the Company's filing for relief under the United States Bankruptcy Code, including the Company's recurring operating losses and its inability to meet its debt service requirements raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon, among other things, the ability of the Company to secure satisfactory financing arrangements, the terms of the ultimate plan or plans of reorganization and confirmation thereof under the Bankruptcy Code and the ability of the Company to: obtain adequate sales and revenues to achieve profitable operations; generate sufficient cash from operations and financing sources to meet its obligations; continued use of cash collateral or, alternatively, arrange DIP financing, if necessary; and obtain adequate post reorganization financing. There can be no assurance that any plan of reorganization will be approved by the Bankruptcy Court or that such a plan will allow the Company to operate profitably. Any plan of reorganization and other actions during the Chapter 11 Proceedings could change materially the financial condition and/or outlook of the Company. Furthermore, the future availability or terms of financing cannot be determined in light of the Chapter 11 Proceedings and there can be no assurance that the amounts available through any financing will be sufficient to fund the operations of the Company until a proposed plan of reorganization is approved by the Bankruptcy Court. In addition, the Company may experience difficulty in attracting and maintaining customers and appropriate personnel and in continuing normal business operations during the pendency of the Chapter 11 Proceedings.

      The consolidated financial statements included herein do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, as a result of the reorganization proceedings under Chapter 11, realization of assets and liquidation of liabilities are subject to uncertainty, and the debtors may take, or be required to take, actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments of the carrying value of assets or amounts of liabilities that might result as a consequence of actions that may taken as a result of the reorganization proceedings.

Item 2.   PROPERTIES

      The Company owns and occupies two 24,000 square foot buildings located at 6428 Parkland Drive, Sarasota, Florida. These buildings, which were constructed in 1987 and 1989, house our principal administrative, engineering, marketing and sales personnel and activities. The two buildings are owned subject to mortgage indebtedness pursuant to a bank promissory note.

      The Company leases the following properties:

      o 11,200 square feet of office space in a building located at 1060 Windward Ridge Parkway, Alpharetta, Georgia under a five-year lease agreement dated November 17, 1997 containing a five-year renewal provision, which was assigned to the Company in October 1999;

      o A 53,400 square foot manufacturing facility located at 315 Waugh Boulevard, Orange, Virginia under a lease agreement that expires on July 31, 2002; and

      o A 24,000 square foot warehouse facility located at 13180 James Madison Highway, Orange, Virginia under a month-to-month lease agreement.

      Our service bureau data center and some of our selling, design and development personnel are housed in the Alpharetta, Georgia leased facility. Our assembly, refurbishment and warehouse facilities are housed in the Orange Virginia leased facilities. The Company believes that its owned and leased space is adequate for its current business.

Item 3.   LEGAL PROCEEDINGS

      On January 12, 2001, Bank of America, N.A. (the "Bank") filed a lawsuit, case number 2001-CA-000192, against the Company and its subsidiaries in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida Civil Division (the "Court") to foreclose on a mortgage and other security agreements on the Company's real and personal property and substantially all other assets of the Company (the "Collateral") securing obligations payable to the Bank pursuant to the terms of the loan agreements between the Bank and the Company (the "Loan Agreements"). The suit alleged that the Company failed to pay its obligations under the Loan Agreements including principal of approximately $11.2 million, non-default interest of approximately $509,000, default interest, fees, expenses and costs and breached other terms of the Loan Agreements, and requested the Court to enter a judgment of foreclosure, appoint a receiver to take possession and control over the Collateral and award the bank such other and further relief appropriate under the circumstances.

      On January 22, 2001, Elcotel and its subsidiaries filed in the United States Bankruptcy Court in the Middle District of Florida voluntary petitions for relief under chapter 11 title 11 of the United States Bankruptcy Code under Case Numbers 01-01077-8C1, 01-01078-8C1 and 01-01079-8C1. The Chapter 11 cases have been consolidated for the purpose of joint administration under Case Number 01-01077-8C1.

      We are subject to various other legal proceedings incidental to the conduct of our business. However, we do not believe that there are any other pending legal proceedings that are material to our business.

      As a result of the Chapter 11 Proceedings, all litigation against the Company was automatically stayed on January 22, 2001 pursuant to Section 362 of the Bankruptcy Code, precluding the Bank or other plaintiffs from taking any remedial action against the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended March 31, 2001.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock was traded on the Nasdaq National Market System of The Nasdaq Market under the symbol "ECTL" through January 22, 2001 when the trading of our common stock was halted as a result of the Chapter 11 Proceedings. On February 13, 2001, our common stock began trading on the Over-the-Counter market under the symbol "EWTLQ." The following table sets forth the range of high and low sales prices or high and low bid quotations of our common stock for each of the quarterly periods during the years ended March 31, 2001 and 2000 as reported by the Nasdaq National Market System or Over-the-Counter market (as reported in the Pink Sheets), as applicable. Bid quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                     High          Low
                                                     ----          ---
 Year Ended March 31, 2001:
      Quarter Ended June 30, 2000                   $3.500        $1.453
      Quarter Ended September 30, 2000               2.375         1.094
      Quarter Ended December 31, 2000                1.313          .094
      Quarter Ended March 31, 2001                    .406          .010

 Year Ended March 31, 2000:
      Quarter Ended June 30, 1999                    3.875         1.438
      Quarter Ended September 30, 1999               2.094         1.219
      Quarter Ended December 31, 1999                4.000         1.250
      Quarter Ended March 31, 2000                   8.000         1.813

      At June 22, 2001, we had 374 holders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Under the terms our bank loan agreements we are prohibited from paying dividends, other than dividends payable in common stock, without the prior written consent of our senior secured lender.

      The filing of a plan of reorganization pursuant to the Company's Chapter 11 Proceedings could result in holders of the Company's common stock receiving no value for their interests. Because of such possibility, the value of the Company's common stock is highly speculative, and the common stock may have no value.

Item 6.   SELECTED FINANCIAL DATA

      The following  selected  financial  data (in  thousands,  except per share data) is qualified in its entirety by reference to the more detailed consolidated financial statements and notes thereto included elsewhere in this report. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                       Year Ended March 31,
                                       -------------------------------------------------------
                                         2001        2000         1999       1998       1997
Results of Operations (1)
Net sales and revenue                  $ 28,296    $ 47,295    $ 65,263   $ 46,250    $ 26,832
Gross profit                              3,075      11,906      21,439     17,602      10,949
Selling, general and administrative
  expenses                                6,664      10,061      10,631      9,983       6,328
Engineering, research and
  development expenses                    3,380       6,479       6,121      4,514       2,623
Amortization of goodwill and
  identified intangible assets            1,791       1,814       1,785        561          --
Reorganization costs                        151          --          --         --          --
Other charges (credits) -- including
  impairment losses of $33,220
   in 2001 (2)                           32,964         733       1,772         --        (331)
Interest expense (income), net            1,755         721         556        (66)       (175)
Income tax expense                           --       3,286         213        853         876
Net income (loss)                      $(43,630)   $(11,188)   $    361   $  1,757    $  1,628
Earnings (loss) per common and
  common equivalent share (3):
    Basic                              $  (3.17)   $  (0.83)   $   0.03   $   0.18    $   0.20
    Diluted                            $  (3.17)   $  (0.83)   $   0.03   $   0.18    $   0.20
Financial Position
Current assets                         $ 12,914    $ 19,073    $ 31,327   $ 28,124    $ 10,982
Current liabilities                       4,037      19,602      10,634      7,887       3,085
Total assets                             16,940      59,709      71,295     67,438      15,944
Liabilities subject to compromise        16,797          --          --         --          --
Long--term obligations                       --         208      10,355      9,891         232
Retained earnings (deficit)             (51,138)     (7,508)      3,680      3,319       1,562
Stockholders' equity (deficiency)      $ (3,894)   $ 39,899    $ 50,306   $ 49,660    $ 12,627

(1) On December 18, 1997, we acquired Technology Service Group, Inc. ("TSG") pursuant to a merger and on September 30, 1997 we acquired from Lucent Technologies Inc. ("Lucent") certain assets related to Lucent's payphone manufacturing and component parts business (the "Lucent Assets"). Our consolidated statements of operations and other comprehensive income
      (loss) for the years ended March 31, 2001, 2000 and 1999 include the operating results of TSG and the operating results from the Lucent Assets. Our consolidated statement of operations and other comprehensive income
      (loss) for the year ended March 31, 1998 includes the operating results of TSG and the operating results from the Lucent Assets from the respective dates of acquisition.
(2) Other charges (credits) include restructuring and reorganization charges, fiscal 2001 impairment losses and expenses of an aborted business combination in fiscal 1999 and credits from changes in estimates related thereto. See "Item 8 - "Consolidated Financial Statements and Supplementary Data."
(3) Earnings per share have been restated for the year ended March 31, 1997 to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      The statements contained in this discussion of financial condition and results of operations which are not historical facts contain forward looking statements, usually containing the words "believe", "estimate", "expect" or similar expressions, regarding the Company's financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause our actual results to differ materially from those expected by us, including competitive factors, customer relations, the risk of obsolescence of our products, relationships with suppliers, the risk of adverse regulatory action affecting our business or the business of our customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the ability of the Company to continue as a going concern, the outcome of our bankruptcy proceedings discussed herein and other uncertainties detailed in this report and in our other filings with the Securities and Exchange Commission. Such information may change or become invalid after the date of this report, and by making these forward-looking statements, the Company undertakes no obligation to update or revise these statements for revisions or changes after the date hereof.

Overview

      The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8. - "Consolidated Financial Statements and Supplementary Data," which are an integral part hereof. All dollar amounts set forth herein, except per share data, are stated in thousands.

      During the three years ended March 31, 2001, we experienced substantial declines in net sales and revenues and in related gross profit as a result of industry conditions beyond our control, including the contraction of the installed base of public access terminals, the consolidation of domestic public communications providers, and declining industry revenues resulting from increasing usage of wireless services and the increased volume of dial-around (toll free and access code) calls. Because of these adverse industry conditions, we adopted a strategy to develop and supply public access terminals that would enable public communications providers to offer consumers access to information and personalized services in addition to voice communications, create the opportunity for the Company to generate recurring revenues from application and management services and create the opportunity for the public telecommunications providers, our customers, to generate additional revenues from advertising, sponsored content and new consumer services. As a result, during the last three years, we expended substantial funds to develop our new public access terminals, referred to as "Grapevine(TM)" Internet terminal appliances, and the back-office software, referred to as "e-Prism(TM)" to manage the terminals and their applications, including telephony applications, advertising and content delivery applications, and applications to deliver personalized services and meaningful content to traveling consumers. The combination of declining sales and revenues, along with continuing investment in research and development resulted in a deterioration of our financial performance during the last three years despite internal reorganizations and restructurings during fiscal 2000 and 2001, and imposed a severe strain on our capital resources. We incurred a net loss of $43,630 (which includes impairment losses of $33,220), or ($3.17) per diluted share, for the year ended March 31, 2001 (fiscal 2001) as compared to a net loss of $11,188, or $.83 per diluted share, for the year ended March 31, 2000 ("fiscal 2000") versus net income of $361, or $.03 per diluted share, for the year ended March 31, 1999 ("fiscal 1999"). In addition, the Company defaulted on certain financial covenants in its loan agreements during fiscal 2000, and has been unable to draw any additional advances under its loan agreements since November 1999.

      Upon the default on the covenants of our loan agreements, we began efforts to restructure the debt obligations payable to our senior secured lender and raise additional capital and/or financing to refinance such debt obligations, and to raise capital to begin the initial phases of a rollout of our new Grapevine and e-Prism products. In connection therewith, we entered into a forbearance agreement with the lender on April 12, 2000, which was amended pursuant to a second forbearance agreement dated July 31, 2000 that expired on September 30, 2000. Although certain of our domestic customers have installed Grapevine terminals under market trial agreements, some of which were subsequently terminated, we have not generated material revenues from the new technology. In addition, we have been unable to obtain commitments for new capital or financing. Furthermore, after the expiration of the second forbearance agreement on September 30, 2000, we were unable to effect a restructuring of our debt obligations with our senior secured lender or negotiate a third forbearance agreement with acceptable terms, and we ceased making principal and interest payments to the lender in order to retain sufficient working capital to operate our business. Further, on September 30, 2000, we defaulted on the payment of the debt obligations to the lender when they became due.

      On January 12, 2001, the Company's secured lender commenced a foreclosure action in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida Civil Division (the "Court") to foreclose on substantially all assets of the Company securing the obligations payable to the lender and to appoint a receiver to take possession and control over the collateral securing the obligations payable to the lender.

      On January 22, 2001 (the "Petition Date"), Elcotel and its subsidiaries (the "debtors") filed in the United States Bankruptcy Court in the Middle District of Florida (the "Bankruptcy Court") voluntary petitions for relief under chapter 11 title 11 of the United States Bankruptcy Code (collectively the "Chapter 11 Proceedings"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction and supervision of the Bankruptcy Court while it formulates a plan or plans of reorganization. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside of the ordinary course of its business without the approval of the Bankruptcy Court.

      Because of the Chapter 11 Proceedings, our liquidity, capital resources and results of operations are subject to a number of other risks and uncertainties including, but not limited to, the following: the approval of our Chapter 11 plan and oversight of our operations by the Bankruptcy Court, including the use of cash collateral and any proposed DIP financing; our ability to sell the real estate housing our corporate offices and lease-back the portion thereof required for the operation of the business; risks associated with third parties seeking and obtaining approval of the Bankruptcy Court to terminate or shorten the exclusivity periods to file, and solicit acceptance, of a plan or plans of reorganization and the time for us to accept or reject executory contracts and leases as provided in the Bankruptcy Code or otherwise approved by Bankruptcy Court; risks associated with third parties seeking and obtaining approval of the Bankruptcy Court for the appointment of a Chapter 11 trustee or to convert the Company's reorganization cases to liquidation cases; our ability to operate successfully under Chapter 11 Proceedings, achieve planned sales and margins, and create and obtain approval of a reorganization plan or plans in the Chapter 11 Proceedings; potential adverse developments with respect to our liquidity or results of operations; our ability to purchase materials and negotiate and maintain terms with suppliers; our ability to achieve further cost savings; our ability to attract, retain and compensate key executives and employees; trends in the economy as a whole and in particular the public communication industry; the seasonal nature of our business and our ability to predict customer demand for our payphone and Internet appliance products and services; our ability to attract and retain customers; uncertainties with respect to the trading of our common stock; and our ability to develop, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Proceedings.

The Chapter 11 Proceedings

      Under the Bankruptcy Code, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against us absent obtaining relief from the Bankruptcy Court. As debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and leases. If we reject an executory contract or lease, we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as general unsecured claims in the reorganization. Pre-petition claims, which were contingent or unliquidated at the commencement of a Chapter 11 proceeding, may become allowable against debtors in amounts fixed by the Bankruptcy Court during the claims reconciliation process. Substantially all of our liabilities as of the Petition Date are subject to compromise or settlement under a plan or plans of reorganization to be voted upon by creditors, equity holders and other affected parties and approved by the Bankruptcy Court. Our consolidated balance sheet at March 31, 2001 includes approximately $16,797 of liabilities subject to compromise or settlement pursuant to the Chapter 11 Proceedings as follows:

        Accounts payable                                       $ 2,895
        Accrued expenses and other current liabilities           1,940
        Customer advances                                          482
        Notes, debt and capital lease obligations               11,480
                                                               -------
                                                               $16,797
                                                               =======

      The liabilities subject to compromise represent our estimate of known or potential claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments as substantial uncertainty exists regarding the measurement of certain of the liabilities subject to compromise, and rulings by the Bankruptcy Court could result in the reclassification of certain liabilities subject to compromise pursuant to the Chapter 11 Proceedings. Adjustments may result from: (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) the determination as to the value of any collateral securing claims; (5) proofs of claim; (6) future rejection of executory contracts or leases; and (7) other events.

      Schedules and statements of financial affairs were filed with the Bankruptcy Court setting forth, among other things, our assets and liabilities as of the Petition Date as recorded in our accounting records. Claimants may file claims that differ from those reflected in our accounting records. Certain of the schedules have since been amended and all of the schedules and statements of financial affairs are subject to further amendment or modification. Differences between our records and claims filed by creditors will be reconciled and any differences may be resolved by negotiated agreement between the claimant and us or by the Bankruptcy Court as part of the claims reconciliation process in the Chapter 11 Proceedings. That process, in light of the number of creditors of the Company, may take considerable time to complete. Accordingly, the exact number and amount of allowed claims is not presently known, and because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims in not presently ascertainable.

      Although we plan to file a reorganization plan or plans that will address the resolution of liabilities subject to compromise and provide for emergence from bankruptcy during the next year, there can be no assurance that a reorganization plan or plans will be confirmed by the Bankruptcy Court, or that such plan(s) will be consummated. As provided in the Bankruptcy Code, we have the exclusive right to submit a plan or plans of reorganization for 120 days from the Petition Date. We received approval from the Bankruptcy Court on June 14, 2001 to extend the time period within which we have the exclusive rights to file plans of reorganization to July 16, 2001. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court as required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Company's common stock receiving no value for their interests. Because of such possibilities, the value of the Company's common stock is highly speculative, and the common stock may have no value.

      The Bankruptcy Court established May 29, 2001 as the deadline (the "Bar Date") for creditors to file claims against the debtors. Notices were mailed to all of our creditors advising them that claims against us must be submitted to the Bankruptcy Court by the Bar Date. Creditors who are required to file claims but fail to meet the Bar Date are forever barred from voting upon or receiving distributions under any Chapter 11 plan.

      Approximately $12,325 of the Company's liabilities subject to compromise pursuant to the Chapter 11 Proceedings relate to amounts (principal and interest) owed to Bank of America, N.A. (the "Bank") pursuant to notes (the "Bank Notes"), which are collateralized by substantially all of the assets of the Company. The amounts outstanding pursuant to the terms of the Bank Notes are, most likely, under collateralized and will be impaired under our reorganization plan(s). However, because of the uncertainty regarding whether the Bank's claim is under collateralized or will be impaired under our reorganization plan(s), the obligations, including principal and accrued interest, payable to the Bank are classified as liabilities subject to compromise pursuant to the Chapter 11 Proceedings.

      The Bankruptcy Court has issued orders providing the Company with the authority to pay pre-petition and post-petition compensation, benefits and other employee obligations to and on behalf of its employees, officers and directors and to use its cash balances and cash collections (which are part of the collateral securing obligations pursuant to the Bank Notes) to operate the debtors' businesses in the ordinary course of business and pay for goods and services received after the Petition Date. The Company's authority to use cash collateral pursuant to a fifth interim order approved by the Bankruptcy Court on May 23, 2001 expires on August 17, 2001. Prior to that date, we plan to request authority to continue to use cash collateral to operate our businesses past that date. However, there can be no assurance that the Bankruptcy Court will continue to authorize the use of cash collateral to operate our businesses.

      On May 3, 2001, the Bankruptcy Court approved a settlement agreement dated April 6, 2001 between the Company and one of its customers that provides for an offset of approximately $1,562 of the Company's pre-petition accounts payable against accounts receivable due from the customer. The obligations payable to and the receivable from the customer relate to the Company's purchases and sales, respectively, pursuant to a certain refurbishment sales agreement between the parties. The order of the Bankruptcy Court provides for the offset of the Company's payable obligation to the customer against its accounts receivable due from the customer in the amounts of $562 on May 3, 2001 (the date the Bankruptcy Court approved the settlement agreement), $100 each month during the period beginning April 1, 2001 and ending June 30, 2001; $75 each month during the period beginning July 1, 2001 and ending March 31, 2002; and $25 during the month ending April 30, 2001. Accordingly, the $1,562 pre-petition accounts payable obligation is classified as a current liability in the Company's consolidated balance sheet at March 31, 2001.

      On May 31, 2001, the Bankruptcy Court issued an order approving a binding letter agreement dated March 29, 2001 between the Company and one of its customers that provides for the offset of a pre-petition $1,000 deposit (or customer advance) liability of the Company against accounts receivable due from the customer and that set forth the primary terms of a new supply agreement(s) between the parties. The obligations payable to and the receivable from the customer relate to a cash advance from the customer and sales to the customer, respectively, pursuant to sales and purchase agreements between the parties. The order of the Bankruptcy Court provides for the offset of the customer advance obligation against the Company's accounts receivable from the customer as of the date of the order and authorized the Company to enter into the new supply agreement(s). Accordingly, the $1,000 pre-petition customer advance obligation has been offset against accounts and notes receivable in the Company's consolidated balance sheet at March 31, 2001.

      On June 28, 2001, the Bankruptcy Court approved the Company's Key Employee Retention and Severance Plan (the "Retention Plan") and authorized the Company to make payments pursuant to the terms of the Retention Plan. On that date, the Bankruptcy Court also authorized the Company to pay incentive bonuses and sales commissions to certain officers accrued as of March 31, 2001 and sales commissions to a certain officer for fiscal year 2002. The Retention Plan provides for the payment of retention bonuses aggregating approximately $766 to officers and key employees between the date of the order of the Bankruptcy Court and June 1, 2002. In addition, the Retention Plan provides for the payment of emergence bonuses aggregating approximately $646 to officers and key employees when and if the Company's reorganization plan is substantially consummated. In addition, the Retention Plan provides for payment of severance benefits to officers and key employees aggregating approximately $607 upon termination of employment without cause during the pendency of the Chapter 11 cases provided, however, that payments of emergence bonuses shall be credited against any such severance benefits.

      On June 29, 2001, the Bankruptcy Court issued a preliminary order granting the Company's motion for the entry of orders scheduling an auction for the sale of the Company's real property and approving bidding procedures and scheduling a hearing to approve the sale thereof.

      Under certain manufacturing agreements between the Company and subcontractors, the Company is committed to purchase inventory that is acquired by the subcontractors pursuant to purchase orders issued by the Company. Subsequent to the Petition Date, the Company has continued its relationships with such subcontractors, one of which is also involved in a chapter 11 proceeding. However, as result of the Chapter 11 Proceedings and/or the potential rejection of contractual agreements pursuant to the Bankruptcy Code, these subcontractors may file claims against the Company that include the value of inventory purchased to fulfill the Company's orders and such claims may be substantially greater than the applicable liability reflected in the Company's consolidated financial statements at March 31, 2001. The Company believes that its purchase commitments under these agreements may range from $2,000 to $2,500 at March 31, 2001.

      Elcotel has operated its business and the business of its subsidiaries as a combined entity subsequent to business combinations or the date of acquisition of certain net assets of other entities. Accordingly, the assets and liabilities of the acquired operations have been used to generate sales, revenues, assets and liabilities of Elcotel, and intercompany receivables and payables do not reflect the operations from acquired assets. There is no assurance as to how this matter will be addressed by the Bankruptcy Court or as to the resolution of any intercompany receivables and payables.

      Management believes that the matters discussed in the preceding paragraphs have a significant impact on the value of the bankruptcy estates of the debtors and therefore the amounts available to unsecured creditors not referred to above. Also, the ultimate resolution of the obligations payable to the Bank will determine in large part the cost of ending the Chapter 11 Proceedings. There are other significant issues that will arise as a result of the Chapter 11 Proceedings, including the measure of damages arising from the rejection of burdensome contractual obligations. Resolution of these and other complex issues brought before the Bankruptcy Court are expected to result in substantial legal, accounting and other professional fees and expenses. The Company has recorded professional fees and related expenses aggregating approximately $151 between the Petition Date and March 31, 2001.

      The Company discontinued payments related to its Bank obligations in September 2000 and suspended payments, as of the Petition Date, with regard to most other pre-petition obligations. Management cannot predict at this time when or whether any financial restructuring plan(s) will be approved or what provisions such plan(s), if any, would contain as related to debt service or other payments of pre-petition obligations. Provisions of our plan(s) of reorganization cannot yet be determined. Provisions of such plan(s), or our inability to obtain approval of the plan(s) could have a material adverse effect on the Company and on the rights of its creditors and stockholders.

Going Concern

      The Company's consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, the realization of assets and payment of liabilities and commitments in the ordinary course of business. The events resulting in the Company's filing for relief under the United States Bankruptcy Code, including the Company's recurring operating losses and its inability to meet its debt service requirements raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, the terms of the ultimate plan or plans of reorganization and confirmation thereof under the Bankruptcy Code and the ability of the Company to: obtain adequate sales and revenues to achieve profitable operations; generate sufficient cash from operations and financing sources to meet its obligations; continue to use cash collateral, or alternatively, arrange DIP financing, if necessary; and obtain adequate post reorganization financing. There can be no assurance that these conditions can be met.

      The Company's consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, as a result of the reorganization proceedings under Chapter 11, realization of assets and liquidation of liabilities are subject to uncertainty, and we may take, or be required to take, actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the consolidated financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the Company's consolidated financial statements. The amounts reported in the Company's consolidated financial statements do not give effect to any adjustments of the carrying value of assets or amounts of liabilities that might result as a consequence of actions that may taken as a result of the reorganization proceedings or that might be necessary as a consequence of a plan of reorganization.

      At this time, it is not possible to predict the outcome of the Chapter 11 Proceedings or their effect on the Company's business. If it is determined that the liabilities subject to compromise in the Chapter 11 Proceedings exceed the fair value of the Company's assets, secured and unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's stockholders may have no value. The Company believes, but cannot assure, that its cash balances and projected cash flows from operations should provide adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above and elsewhere in this report. Therefore, there can be no assurance that our cash balances and projected cash flows from operations will provide adequate liquidity to conduct our business for an extended period of time.

Results of Operations

      Our net loss for the years ended March 31, 2001 and 2000 reflect declines in net sales and revenues and in related gross profit and the incurrence of substantial expenditures to develop our public access Internet terminal appliances and related service operations. In addition, during fiscal 2001, the Company recorded impairment losses of $27,656 and $5,564 reflecting its evaluation of the recoverability of the assets of its core payphone business and Internet appliance business, respectively. These impairments are based on the estimated future cash flows of the businesses, considering the uncertainty of the public communications market and the uncertainty of the market acceptance of our Grapevine terminals and services. The Company also recorded a loss provision of $2,193 resulting from the estimate of the net realizable value of inventories of its Internet appliance business. Further, our fiscal 2001 results reflect:
(i) a reduction in selling, general and administrative expenses and engineering, research and development expenses of $3,397 and $3,099, respectively, as a result of restructurings and reorganizations to reduce costs; (ii) restructuring credits of $256 related to a change in the estimate of restructuring costs recognized in fiscal 2000 of $733; and (iii) reorganization costs of $151 related to the Chapter 11 Proceedings. Also, in addition to the restructuring charges recognized in fiscal 2000, our fiscal 2000 results reflect income tax charges of $3,286 related to a full valuation allowance against net deferred tax assets because of the uncertainty of realization thereof. Our fiscal 1999 operations were also adversely affected by declines in net sales and revenues and in related gross profit during the latter part of the year, the write-off of deferred charges of $1,240 related to an aborted business combination and charges of $490 related to the reorganization of our sales and marketing organization.

      As a result of the prolonged continuance of the conditions adversely affecting the public communications industry, we do not believe that revenues and net sales from our core payphone products and services will improve in the foreseeable future. In fact, revenues and net sales of our core payphone business are expected to continue to decline in the foreseeable future unless we are able to improve our market penetration internationally. In addition, we have been undergoing technology field-testing and market trials of our Grapevine Internet appliance terminals and e-Prism services throughout fiscal 2001, which have not yet generated material revenues from advertising and additional services, which in turn has adversely affected our ability to enter into supply contracts for the commercial deployment of the products with our domestic customers. Although we believe that there is a possibility to generate increasing sales and revenues from our Internet appliance business, there can be no assurance in that regard because of the present economic conditions affecting the public communications, Internet and electronic advertising industries and the difficulties experienced by the Company in selling advertising.

      During fiscal 2001, we downsized and restructured our businesses to reduce costs and expenses and achieve positive cash flow from operations before interest, taxes, depreciation and amortization, and to position the Company to raise additional capital and/or financing or to work out its financial problems through a restructuring of its debt obligations. However, our ability to achieve positive cash flow from operations is highly dependent upon our ability to maintain or grow our net sales and revenues, the terms of the ultimate plan or plans of reorganization and confirmation thereof under the Bankruptcy Code and our ability to arrange DIP financing, if necessary, and obtain adequate post reorganization financing. There can be no assurance that these conditions can be met.

      Our Grapevine terminal appliances are designed to provide, among others, advertising, sponsored information and content and e-commerce capabilities in addition to traditional payphone capabilities. We believe, but cannot assure, that the revenues that may be generated from these capabilities could be greater than the revenues generated from traditional payphone services. We are developing the services to implement these capabilities through a server network environment with a strategy for us to share in the new revenue streams generated by our customers. We believe, but cannot assure, that at least one of our target customers may begin to deploy our new products and services during the next year. However,
there  is  no  assurance  that  our  Grapevine   terminal   appliances  will  be
successfully introduced or accepted by the marketplace, or if they are, that revenues from such products and related services and revenues derived from advertising, sponsored content and other sources would have a material favorable impact on the revenues of our customers or on our sales and revenues in the foreseeable future, or at all. Our ability to implement this strategy and develop revenues and profits from the relatively new and evolving market for Internet appliances, content and services is uncertain and subject to substantial risks. See "The Company's Business - Risk Factors." These risks include, but are not limited to the following:

      o uncertain acceptance of our Internet appliance products by our customers and the public;

      o uncertain acceptance of our Internet appliance products as a new advertising media;

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

Fiscal 2001 compared to Fiscal 2000

      The following table shows certain line items in our consolidated statements of operations and other comprehensive income (loss) for the years ended March 31, 2001 and 2000 that are discussed below together with amounts expressed as a percentage of sales.

                                                  Percent               Percent
                                       2001      of Sales     2000      of Sales
                                     --------   ---------   -------     --------

Revenues and net sales               $ 28,296      100%     $ 47,295      100%
Cost of revenues and sales             25,221       89        35,389       75
Gross profit                            3,075       11        11,906       25
Selling, general and administrative
  expenses                              6,664       24        10,061       21
Engineering, research and
  development expenses                  3,380       12         6,479       14
Other charges                          32,964      116           733        2
Reorganization costs                      151        1
Interest, net                           1,755        6           721        2
Income tax expense                          -        -         3,286        7

      Net sales and revenues by business segment and customer group for the years ended March 31, 2001 and 2000 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                        Increase      Percentage
                                   2001       2000     (Decrease)       Change
                                 --------   --------   ----------     ----------
Payphone Business:
  Telephone companies            $ 19,003   $ 27,209    $ (8,206)         (30%)
  Private operators and
    distributors                    5,371     13,726      (8,355)         (61)
  International operators           2,583      6,282      (3,699)         (59)
Internet Appliance Business:
  Telephone companies                 288         --         288           --
  International operators           1,051         78         973        1,247
                                 --------   --------    --------        -----
                                 $ 28,296   $ 47,295    $(18,999)         (40%)
                                 ========   ========    ========        =====

      Net sales and revenues of our payphone business declined by 43% primarily due to a decrease in the volume of products sold and services rendered to both domestic and international customers. Domestically, the decline in volume is primarily attributable to adverse industry conditions discussed above, particularly the decrease in industry revenues caused by declining payphone usage. As compared to fiscal 2000, our domestic sales of products and revenues from repair, refurbishment and upgrade services declined at rates ranging from 40% to 44%. However, the decline in net sales and revenues from private operators and distributors serving the private operators outpaced the decline from telephone companies primarily due to shifts in sales between lower priced circuit boards and higher priced payphone terminals to both customer groups. In addition, during fiscal 2001, we discontinued our activities related to the resale of operator services, and our revenues from such resale activities declined by $704. The decline in our export sales to international customers is primarily attributable to financial difficulties experienced by our customers in most geographic regions in which we compete and the increase in sales of our Grapevine terminals to Canada Payphone Corporation, which displaced sales of our payphone terminals.

      The increase in net sales and revenues of our Internet appliance business is primarily related to the initial commercial deployments of Grapevine terminals by Canada Payphone Corporation and net sales recognized pursuant to certain domestic market trial agreements. In addition, during fiscal 2001, we generated revenues of $126 from e-Prism management services and advertisements placed on Grapevine terminals. However, we believe our fiscal 2001 sales of Grapevine terminals were adversely affected by extended domestic market trials in an attempt to prove the advertising business model and financial difficulties experienced by Canada Payphone Corporation subsequent to the initial commercial shipments. The future success of our Internet appliance business is dependent upon our ability and/or the ability of our customers to generate revenues from advertisements placed on the Grapevine terminals. To date, such revenues have not been significant, and because of present economic conditions and other factors affecting the Internet and electronic advertising industries, it is uncertain whether the Company and/or its customers will be able to generate any meaningful advertising revenues in the foreseeable future. In that event, the market trials presently underway domestically may not be successful, which would adversely affect the prospects of this business segment.

      Net sales of products and revenues from services for the years ended March 31, 2001 and 2000 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                           Increase     Percentage
                                                      2001       2000     (Decrease)      Change
                                                    --------   --------   ----------    ----------
Products:
   Payphone terminals                               $  7,364   $ 12,896    $ (5,532)         (43%)
   Grapevine terminals                                 1,156         78       1,078        1,382
   Printed circuit board control modules and kits      8,970     15,056      (6,086)         (40)
   Components, assemblies and other products           3,342      5,804      (2,462)         (42)
Services:
   Repair, refurbishment and upgrade services          6,977     12,363      (5,386)         (44)
   Other payphone services                               361      1,098        (737)         (67)
   e-Prism management services and advertising           126         --         126           --
                                                    --------   --------    --------        -----
                                                    $ 28,296   $ 47,295    $(18,999)         (40%)
                                                    ========   ========    ========        =====

      Cost of sales and gross profit as a percentage of net sales approximated 89% and 11%, respectively, for the year ended March 31, 2001 as compared to 75% and 25%, respectively, for the year ended March 31, 2000. The decline in our gross profit percentage between such periods is principally attributable to: (i) the start-up of our e-Prism management services and related amortization of capitalized software of $497 and depreciation of $320; (ii) the decrease in volume of our payphone business; (iii) the increase in the percentage of sales and revenues from telephone companies at margins lower than those achieved from other customer groups; and (iv) an increase in provisions for obsolescence, slow moving inventories and warranty expense of $1,557, which included a write-down of inventories of our Internet appliance business of $2,193 in fiscal 2001 to reflect such inventories at estimated net realizable value, partially offset by a decrease in costs from restructurings. The gross profit of our payphone business increased from 25% of sales in fiscal 2000 to 26% of sales in fiscal 2001 primarily due to cost reductions from restructurings discussed below and a decrease of $636 in provisions for obsolescence, slow moving inventories and warranty expense of this business segment. Our Internet appliance business generated a negative gross profit of $3,970 during fiscal 2001 due to the write-down of inventories and the start-up of our e-Prism service operations referred to above.

      Selling, general and administrative expenses decreased by approximately 34% in fiscal 2001 as compared to fiscal 2000 primarily due to cost reductions from restructurings and reorganizations discussed below, the decline in net sales and revenues, a reduction in the estimated provision for credit losses of $376 and a decrease in retirement compensation to our former president and chief executive officer of $160.

      During fiscal 2001, we continued to make significant investments in the development of our Internet terminal appliances and back office management software. However, as a result of cost reductions (primarily related to personnel), engineering, research and development expenses during fiscal 2001 decreased by 48% as compared to fiscal 2000. In addition, capitalized software development costs decreased to $667 in fiscal 2001 as compared to $3,618 during fiscal 2000. Also, during fiscal 2000, we abandoned a software development project related to certain activities discontinued as part of the restructurings discussed below, and recognized an impairment loss of $140, which was included in engineering, research and development expenses.

      As further described below, other charges during fiscal 2001 include impairment losses of $33,220 related to the write-down of the Company's long-lived assets, consisting of property and equipment, goodwill, identified intangible assets, capitalized software and other assets and restructuring credits of $256 related to changes in estimates of restructuring liabilities recognized in fiscal 2000. Other charges during fiscal 2000 reflect restructuring charges of $733 related to the closure of our Sarasota, Florida manufacturing facility, the consolidation of our manufacturing operations, and a downsizing of our core payphone business operations as further described below.

      During fiscal 2001, we continued to experience significant declines in net sales and revenues of our payphone business as a result of the continued deterioration of industry revenues caused primarily by the growth in wireless communications. Accordingly, at March 31, 2001, we performed an evaluation of the recoverability of the assets of our payphone business, and concluded that a significant impairment of the long-lived assets of our payphone business had occurred since the estimated future cash flows (undiscounted and without interest) of the business are not expected to be sufficient to recover the carrying value of the assets. In addition, because of: (i) prolonged market trials of our Grapevine terminals domestically; (ii) adverse economic conditions presently affecting the Internet and electronic advertising industries; (iii) our inability and the inability of our customers to generate any meaningful advertising revenues from advertisements placed on Grapevine terminals; (iv) the uncertainties as to the market acceptance of our Grapevine terminals; and (v) lack of adequate liquidity or funding sources, as a result of the Chapter 11 filings, that are needed by the Company to enhance and market the products of its Internet appliance business, the Company performed an evaluation of the recoverability of the assets of its Internet appliance business. The Company concluded that a significant impairment of the long-lived assets of this business segment had also occurred. The impairment was identified because the estimated future cash flows (undiscounted and without interest) are not presently expected to be sufficient to recover the carrying value of the assets. Accordingly, the carrying values of impaired assets were written down to their estimated fair value, which were determined by recent appraisals and other estimates of fair value based on discounted estimated cash flows. We recognized impairment losses of $27,656 and $5,564 related to our payphone business and Internet appliance business, respectively. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary significantly from such estimates. The impairment losses included the write-down of property and equipment by approximately $721, goodwill by approximately $21,654, identified intangible assets by approximately $5,504, capitalized software by approximately $4,783, and other assets by approximately $558.

      During fiscal 2000, we implemented a restructuring plan to close our Sarasota, Florida manufacturing facility, consolidate manufacturing operations, downsize our core payphone business operations, implement a new distribution strategy and begin to build support operations for our Internet appliance business and provide the services related thereto. In connection with this restructuring, we recognized other charges of $733 consisting of estimated employee termination benefits under severance and benefit arrangements of $608 and future lease payments of $125 related to the closure of leased facilities. These charges do not include the recognition of impairment losses of $8 related to closed facilities charged to selling, general and administrative expenses and $140 related to an abandoned software development project charged to engineering, research and development expenses. During fiscal 2001, the remaining unpaid estimated restructuring obligations of $256 were credited to income.

      Reorganization costs represent expenses incurred by the Company resulting from the Chapter 11 Proceedings specific to the reorganization process and consist primarily of legal and other professional fees.

      Interest expense increased by $1,034 during fiscal 2001 as compared to fiscal 2000. The variable and fixed interest rates under our Bank Notes were increased pursuant to the terms of the forbearance agreements between the Company and the Bank dated April 12, 2000 and July 31, 2000. In addition, we ceased making principal and interest payments to the Bank in September 2000 and defaulted on the payment of the obligations payable pursuant to the Bank Notes on September 30, 2000 upon the expiration of the forbearance agreement dated July 31, 2000. Accordingly, we accrued interest on the Bank Notes from the date of default to the Petition Date at a default rate of 25% per annum, which had the impact of increasing interest expense by $554. As a result of the Chapter 11 Proceedings, we ceased accruing interest on the Bank Notes as of the Petition Date. Interest from the Petition Date to March 31, 2001 at the default rate approximated $529.

      The Company has recorded a full valuation allowance on net deferred tax assets because realization of such assets is uncertain. An increase in the valuation allowance of $6,163 during fiscal 2000 resulted in a net tax expense of $3,286 on a pre-tax loss of $7,902. No income tax expense was recognized during fiscal 2001.

Fiscal 2000 compared to Fiscal 1999

      The following table shows certain line items in our consolidated statements of operations and other comprehensive income (loss) for the year ended March 31, 2000 and 1999 that are discussed below together with amounts expressed as a percentage of sales.

                                                 Percent                 Percent
                                       2000     of Sales      1999      of Sales
                                     --------   --------    --------    --------

Revenues and net sales               $ 47,295      100%     $ 65,263        100%
Cost of revenues and sales             35,389       75        43,824         67
Gross profit                           11,906       25        21,439         33
Selling, general and administrative
  expenses                             10,061       21        10,631         16
Engineering, research and
  development expenses                  6,479       14         6,121          9
Other charges                             733        2         1,772          3
Income tax expense                      3,286        7           213         --

      Net sales and revenues by business segment and customer group for the years ended March 31, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                 Increase    Percentage
                                          2000        1999      (Decrease)     Change
                                        --------    --------    ----------   ----------

Payphone Business:
  Telephone companies                   $ 27,209    $ 32,507     $ (5,298)      (16%)
  Private operators and distributors      13,726      25,076      (11,350)       (45)
  International operators                  6,282       7,680       (1,398)       (18)
Internet Appliance Business:
  International operators                     78           -           78          -
                                        --------    --------    ---------      -----
                                        $ 47,295    $ 65,263    $ (17,968)       (28%)
                                        ========    ========    =========      =====

      The decrease in net sales and revenues of our payphone business is primarily attributable to a decrease in volume of products sold to both domestic and international customers partially offset by an increase in revenues from operator services and from repair, refurbishment and upgrade services provided to telephone companies.

      Net sales of products and revenues from services for the years ended March 31, 2000 and 1999 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                                            Increase   Percentage
                                                      2000       1999      (Decrease)    Change
                                                    --------   --------    ---------   ----------
Products:
   Payphone terminals                               $ 12,896   $ 23,758    $ (10,862)     (46%)
   Grapevine terminals                                    78          -           78         -
   Printed circuit board control modules and kits     15,056     18,790       (3,734)      (20)
   Components, assemblies and other products           5,804     12,200       (6,396)      (52)
Services:
   Repair, refurbishment and upgrade services         12,363      9,895        2,468        25
   Other payphone services                             1,098        620          478        77
                                                    --------   --------    ---------     -----
                                                    $ 47,295   $ 65,263    $ (17,968)      (28%)
                                                    ========   ========    =========     =====


      Domestically, the decline in the volume of product sales is primarily attributable to the contraction of the installed base of payphone terminals in the domestic market and to declining revenues of payphone service providers caused by increasing usage of wireless services and the volume of dial-around calls. Also, the 48% decline in net sales to private operators and distributors reflect a significant shift in volume towards printed circuit board modules versus higher priced payphone terminals. The decline in the volume of product sales to international operators is primarily attributable to a decrease in export volume of payphone terminals to customers in Latin America and Asia. The increase in revenues from repair, refurbishment and upgrade services is attributable to an increase in repair volume reflecting what we believe to be a trend towards maintaining the installed base rather than acquiring replacement products. In addition, continued downward pricing pressures also affected domestic sales and revenues. An increase in revenues from operator services of approximately $707 due to an increase in the number of PSPs using the Company's resale services offset a decline in revenues from other services offered by the Company.

      We made our first commercial shipment of our Grapevine terminals at the end of the year under a contract with Canada Payphone Corporation. Shipments of our Grapevine terminals to domestic customers were made under trial agreements, and did not generate any revenues during fiscal 2000.

      Cost of sales and gross profit as a percentage of net sales approximated 75% and 25%, respectively, for the year ended March 31, 2000 as compared to 67% and 33%, respectively, for the year ended March 31, 1999. The decline in the gross profit percentage between such periods is principally attributable to: (i) the decrease in sales volume of products; (ii) the increase in the percentage of sales and revenues from telephone companies at margins lower than those achieved from other customer groups; (iii) downward pricing pressures; (iv) an increase in the provision for obsolescence and slow moving inventories of $995; and (v) the increase in revenues from lower-margin repair, refurbishment and upgrade services.

      The decrease in selling, general and administrative expenses is primarily attributable to the decline in revenues and net sales, cost reductions and the restructuring discussed below, offset by an increase in the estimated provision for credit losses of $428, retirement compensation to our former president and chief executive of $160 and recruiting expenses of $143. As a result of the restructuring, we began to shift our marketing and selling resources to the introduction of our Grapevine terminals rather than increasing overall spending. We began to realize the cost and expense reductions from the restructuring during the third quarter of fiscal 2000.

      During fiscal 2000, we made significant investments in the development of our Grapevine terminal appliances and back office management software which resulted in an increase in engineering, research and development expenditures, including capitalized software development costs, of $3,337, or approximately 49%, to $10,097 versus $6,760 for fiscal 1999. Capitalized software development costs approximated $3,618 during fiscal 2000 as compared to $639 during fiscal 1999. During fiscal 2000, we abandoned a software development project related to certain activities discontinued as part of the restructuring discussed below, and recognized an impairment loss of $140. The impairment loss is included in engineering, research and development expenses for fiscal 2000. In May 2000, we began to reduce and realign our research and development resources to reflect estimated resources to develop planned application requirements over the next year.

      During fiscal 2000, we implemented a restructuring plan to close our Sarasota, Florida manufacturing facility, consolidate manufacturing operations, downsize our core payphone business operations, implement a new distribution strategy and begin to build support operations for our Internet appliance business and provide the services related thereto. In connection with this restructuring, we recognized other charges of $733 during fiscal 2000. These other charges consisted of estimated employee termination benefits under severance and benefit arrangements of $608 and future lease payments of $125 related to the closure of leased facilities. Other charges for the year ended March 31, 1999 related primarily to expenses of approximately $1,200 incurred with respect to an aborted business combination and reorganization expenses of approximately $490 related to the reorganization of our sales and marketing activities.

      During fiscal 2000, the Company recorded a full valuation allowance on net deferred tax assets because realization of such assets is uncertain. The increase in the valuation allowance during fiscal 2000 of $6,163 resulted in a net tax expense of $3,286 on a pre-tax loss of $7,902 versus an effective tax rate of 37% on pre-tax income of $574 for fiscal 1999.

Liquidity and Capital Resources

      Liquidity. On January 22, 2001, the debtors filed the Chapter 11 cases, which will affect the Company's liquidity and capital resources in fiscal 2002. See Item 1. "Business - Chapter 11 Proceedings" and "Reorganization Plan." Presently, we are operating our business as a debtor-in-possession under the jurisdiction and supervision of the Bankruptcy Court while we formulate a plan or plans of reorganization, and we have no sources of external financing. We have been unable to draw any additional advances under our Bank loan agreements (the "Loan Agreements") during fiscal 2001. In addition, all outstanding obligations under the Loan Agreements became due on September 30, 2000, and in September 2000, we ceased making principal and interest payments under the Loan Agreements in order to retain sufficient working capital to operate our business. The Company's cash balances at March 31, 2001 aggregate $3,637.

      The events resulting in the Company's filing for relief under the United States Bankruptcy Code, including recurring operating losses and its inability to meet its debt service requirements raise substantial doubt about the Company's ability to continue to fund its operations and to continue as a going concern.

The ability of the Company to continue to fund its operations and to continue as a going concern is dependent upon, among other things, the terms of the ultimate plan or plans of reorganization and confirmation thereof under the Bankruptcy Code and the ability of the Company to: obtain adequate sales and revenues to achieve profitable operations; generate sufficient cash from operations and financing sources to meet its obligations; continue to use cash collateral, or alternatively, arrange DIP financing, if necessary; and obtain adequate post reorganization financing. There can be no assurance that these conditions can be met. The Company's consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, as a result of the reorganization proceedings under Chapter 11, realization of assets and liquidation of liabilities are subject to uncertainty, and we may take, or be required to take, actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the consolidated financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the Company's consolidated financial statements. The amounts reported in the Company's consolidated financial statements do not give effect to any adjustments of the carrying value of assets or amounts of liabilities that might result as a consequence of actions that may taken as a result of the reorganization proceedings or that might be necessary as a consequence of a plan of reorganization.

      The Retention Plan authorized by the Bankruptcy Court on June 28, 2001 provides for the payment of retention bonuses aggregating approximately $766 to officers and key employees between the date of the order of the Bankruptcy Court and June 1, 2002. In addition, the Retention Plan provides for the payment of emergence bonuses aggregating approximately $646 to officers and key employees when and if the Company's reorganization plan is substantially consummated. In addition, the Retention Plan provides for payment of severance benefits to officers and key employees aggregating approximately $607 upon termination of employment without cause during the pendency of the Chapter 11 cases provided, however, that payments of emergence bonuses shall be credited against any such severance benefits. Payments of retention bonuses pursuant to the Retention Plan will aggregate approximately $144 in July 2001, $144 in September 2001, $286 in March 2002 and $192 in June 2002.

      At this time, it is not possible to predict the outcome of the Chapter 11 Proceedings or their effect on the Company's business. The Company believes, but cannot assure, that its cash balances and projected cash flows from operations should provide adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, and there can be no assurance that its cash balances and projected cash flows will be sufficient to fund its operations while it prepares a reorganization plan and/or for the next twelve months.

      As of March 31, 2000, we were in default on certain financial covenants contained in our Loan Agreements, and as a result, the Bank had the right to accelerate the maturity of outstanding indebtedness. We entered into a Forbearance and Modification Agreement (the "Forbearance Agreement") with the Bank on April 12, 2000 that modified the terms of our Loan Agreements. Under the terms of the Forbearance Agreement, the maturity date of all indebtedness outstanding under the Loan Agreements, including indebtedness outstanding under our revolving credit lines, an installment note and a mortgage note was accelerated to July 31, 2000. In addition, the annual interest rates of the installment note and mortgage note were increased to 11.5%, the annual interest rate under the revolving credit lines was increased from one and one-half percentage points over the Bank's floating 30 day Libor rate (7.63% at March 31,
2000) to two and one-half percentage points above the Bank's floating prime interest rate (11.5% at April 12, 2000), and the availability of additional funds under a $2,000 export revolving credit line (none of which is outstanding) and a $1,500 equipment revolving credit line ($281 of which is outstanding at March 31, 2001 and 2000) was cancelled. In addition, the Forbearance Agreement permitted an overadvance of indebtedness outstanding under a $10,000 working capital revolving credit line and a $4,000 installment note of $2,800 through June 30, 2000 and $1,500 thereafter based on the value of collateral consisting of eligible accounts receivable and inventories. However, we were only able to borrow additional funds under the working capital revolving credit line to the extent of any repayments made to remain in compliance with the overadvance provisions of the Forbearance Agreement. In accordance with the terms of the Forbearance Agreement, outstanding bank debt in the aggregate amount of $11,460 at March 31, 2000 is classified as a current liability.

      We entered into a Second Forbearance and Modification Agreement (the "Second Forbearance Agreement") with the Bank on July 31, 2000. Under the terms of the Second Forbearance Agreement, the maturity date of all indebtedness outstanding under the Loan Agreements, including indebtedness outstanding under our revolving credit lines, an installment note and a mortgage note was extended to September 30, 2000. In addition, the annual interest rates of the installment note and mortgage note were increased to 12.5%, the annual interest rate under the revolving credit lines was increased from two percentage points over the Bank's floating prime rate to three percentage points above the Bank's floating prime interest rate (12.5% at July 31, 2000). In addition, the Forbearance Agreement permitted an overadvance of indebtedness outstanding under the $10,000 working capital revolving credit line and the $4,000 installment note of $2,800 through September 30, 2000 based on the value of collateral consisting of eligible accounts receivable and inventories. However, we were only able to borrow additional funds under the working capital revolving credit line to the extent of any repayments made to remain in compliance with the overadvance provisions of the Second Forbearance Agreement.

      Upon the default on the covenants of our Loan Agreements, we began efforts to restructure the debt obligations payable under the Loan Agreements and raise additional capital and/or financing to refinance such debt obligations, and to raise capital to begin the initial phases of a rollout of our new Grapevine and e-Prism products. However, we were unable to obtain commitments for new capital or financing. Furthermore, after the expiration of the Second Forbearance
Agreement, we were unable to effect a restructuring of our debt obligations under the Loan Agreements or negotiate a third forbearance agreement with acceptable terms, and we ceased making principal and interest payments and defaulted on the payment of the obligations payable under the Loan Agreements on September 30, 2000.

      During fiscal 2001, we used $3,711 of cash (as compared to $7,700 of cash in fiscal 2000) to fund operating losses, net of non-cash charges and credits, and investing activities related primarily to our Internet appliance business. These cash requirements were financed from cash flows and reductions in net operating assets of our payphone business. We believe that the operating, working capital and capital expenditure requirements of our Internet appliance business will continue to be significant during the next year, but that our payphone business will not be able to support the anticipated requirements.

      Accordingly, as part of our efforts to develop a plan or plans of reorganization, we are attempting to secure an asset based financing line, additional equity capital and/or other sources of funding to refinance and restructure the outstanding indebtedness under our Loan Agreements and to provide the capital to fund our operating, working capital and capital expenditure requirements for the next twelve months. We believe that our efforts to secure additional financing and formulate a plan may be successful. However, there can be no assurance that our efforts will be successful, or if successful, that such financing would be available on satisfactory terms or that our plan(s) will be accepted by parties in interest and approved by the Bankruptcy Court. In addition, there is no assurance that any such financing would provide the funding required to refinance or restructure outstanding indebtedness and fund continued net operating losses and other liquidity requirements. If our efforts to secure additional capital and other sources of financing are not successful, we may be forced to further reduce our product development efforts, slow down the launch, or abandon our Internet appliance business and take other actions that may adversely affect our growth potential and future prospects. Further, if our efforts to raise additional capital and other sources of financing are not
successful,   we  may  experience  further   difficulties
meeting all of our obligations. Accordingly, there is no assurance that our cash resources will be sufficient to meet our anticipated cash needs for operations, working capital and capital expenditures for an extended period of time or for the next twelve months unless we are able to successfully raise sufficient additional capital and/or financing on satisfactory terms or that a reorganization plan or plans will be proposed by us or confirmed by the Bankruptcy Court, or that such plan(s) will be consummated.

      Financing Activities. We fund our operations, working capital requirements and capital expenditures from internally generated cash flows. In the past, we borrowed funds under our bank credit lines to finance capital expenditures, increases in accounts and notes receivable and inventories and decreases in bank overdrafts (as drafts clear), accounts payable and accrued liability obligations to the extent that we were permitted when such requirements exceeded cash provided by operations, if any. We also used the financing available under bank credit lines to fund operations and payments on long-term debt when necessary. At March 31, 2001, we are unable to borrow any additional funds under the terms of our credit lines and have accumulated approximately $3,637 of cash.

      At March 31, 2001 and 2000, outstanding debt under our $10,000 working capital line amounted to $6,095 and outstanding debt under our $4,000 installment note amounted to $3,072 and $3,322, respectively. Outstanding indebtedness under our mortgage note amounted $1,750 and $1,762 at March 31, 2001 and 2000, respectively. We also had outstanding indebtedness of $281 under our capital equipment credit line at March 31, 2001 and 2000. During the year ended March 31, 2001, we were unable to borrow any additional funds under our Loan Agreements. During the year ended March 31, 2000, net proceeds under our bank lines aggregated $1,191 before our default and the curtailment of our ability to borrow funds under the Loan Agreements.

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

      Aggregate principal payments under notes payable and capital lease obligations during the years ended March 31, 2001, 2000 and 1999 were $444, $829 and $66, respectively.

      Indebtedness outstanding under our Loan Agreements is collateralized by substantially all of our assets. Our Loan Agreements, as modified by the forbearance agreements, contain covenants that prohibit or restrict us from engaging in certain transactions without the consent of the bank, including mergers or consolidations and disposition of assets, among others. Additionally, our Loan Agreements, as modified by the forbearance agreements, require us to comply with specific financial covenants, including covenants with respect to working capital and net worth. The Company is in default of these requirements.

      Bank overdrafts related to outstanding drafts increased by $1,428 during the year ended March 31, 1999 and declined by a corresponding amount during the year ended March 31, 2000.

      During the years ended March 31, 2001, 2000 and 1999, the net proceeds from the exercise of common stock options amounted to $63, $642 and $285, respectively.

      Operating   Activities.   Cash  flows  provided  by  (used  in)  operating
activities for the years ended March 31, 2001, 2000 and 1999 are summarized as follows:

                                                 2001        2000        1999
                                               --------    --------    --------
Net income (loss)                              $(43,630)   $(11,188)   $    361
Non-cash charges and credits, net                40,693       8,937       4,876
                                               --------    --------    --------
                                                 (2,937)     (2,251)      5,237
                                               --------    --------    --------
Changes in operating assets and liabilities:
  Accounts and notes receivable                     788       3,807      (1,471)
  Inventories                                     2,559       3,809      (5,296)
  Accounts payable, accrued expenses and
    other current liabilities                     3,589        (282)         33
  Refundable taxes and other operating assets      (360)      1,927      (1,189)
                                               --------    --------    --------
                                                  6,576       9,261      (7,923)
                                               --------    --------    --------
                                               $  3,639    $  7,010    $ (2,686)
                                               ========    ========    ========

      Our operating cash flow is primarily dependent upon operating results, sales levels and related credit terms extended to customers and inventory purchases, and the changes in operating assets and liabilities related thereto. During the years ended March 31, 2001 and 2000, we used $2,937 and $2,251 of cash to fund operating losses net of non-cash charges and credits. During the year ended March 31, 1999, we generated $5,237 in cash from earnings plus non-cash charges and credits. In addition, during the years ended March 31, 2001 and 2000, we generated $6,576 and $9,261 of cash from changes in operating assets and liabilities as compared to the year ended March 31, 1999, when we used $7,923 of cash to fund net increases in operating assets and liabilities.

      Our operating assets and liabilities are comprised principally of accounts and notes receivable, inventories, accounts payable, accrued expenses and other current liabilities. During the year ended March 31, 2001, we generated $788 and $2,559 of cash through reductions in accounts and notes receivable and inventories, respectively. We also generated $3,229 of cash from changes in other operating assets and liabilities during the year ended March 31, 2001. In comparison, during the year ended March 31, 2000, we generated $3,807 and $3,809 of cash through reductions in accounts and notes receivable and inventories, respectively, and $1,645 of cash from changes in other operating assets and liabilities, and during the year ended March 31, 1999, we used $1,471 and $5,296 of cash to fund increases in accounts and notes receivable and inventories, respectively, and $1,156 of cash to fund changes in other operating assets and liabilities. Cash used to pay restructuring and reorganization obligations accrued and acquired during the years ended March 31, 2001, 2000 and 1999 was $121, $782 and $923, respectively. There are no outstanding restructuring and reorganization obligations that may affect future operating cash flows at March 31, 2001.

      Substantially all of our liabilities as of the Petition Date are subject to compromise or settlement under a plan or plans of reorganization to be voted upon by creditors, equity holders and other affected parties and approved by the Bankruptcy Court. Our consolidated balance sheet at March 31, 2001 includes approximately $16,797 of liabilities subject to compromise or settlement pursuant to the Chapter 11 Proceedings. Such claims remain subject to future adjustments as substantial uncertainty exists regarding the measurement of certain of the liabilities subject to compromise, and rulings by the Bankruptcy Court could result in the reclassification of certain liabilities subject to compromise pursuant to the Chapter 11 Proceedings. Adjustments may result from:
(1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) the determination as to the value of any collateral securing claims; (5) proofs of claim; (6) future rejection of executory contracts or leases; and (7) other events.

      Cash flow from operating activities during fiscal 2001 was favorably impacted by reduced disbursements as a result of our Chapter 11 filings and the reclassification of pre-petition liabilities to liabilities subject to compromise. In addition, the reclassification of pre-petition liabilities to liabilities subject to compromise favorably impacted our current ratio, which increased to 3.20 to 1 at March 31, 2001 as compared to .97 to 1 at March 31, 2000. During the year ended March 31, 2001, our current assets decreased by $6,159 (32%) and current liabilities decreased by $15,565. Working capital increased to $8,877 at March 31, 2001 versus a deficiency of $529 at March 31, 2000. The change in working capital is primarily due to the reclassification of pre-petition liabilities offset by our net loss (net of non-cash charges) and cash used for investing activities and financing activities.

      Extension of credit to customers and inventory purchases represent our principal working capital requirements, and material increases in accounts and notes receivable and/or inventories could have a significant effect on our liquidity. Accounts and notes receivable and inventories represented in the aggregate 65% and 88% of our current assets at March 31, 2001 and 2000, respectively. We experience varying accounts receivable collection periods from our various customer groups, and believe that credit losses will not have a significant effect on future liquidity as a significant portion of our accounts and notes receivable are due from customers with substantial financial resources. The level of our inventories is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and our ability to estimate and plan the volume of our business.

      Investing Activities. Net cash used for investing activities during the years ended March 31, 2001, 2000 and 1999 amounted to $774, $5,449 and $2,140,
respectively.   The  Company's   capital   expenditures   consist  primarily  of
manufacturing tooling and equipment, computer equipment and building improvements required for the support of operations and capitalized software, including new product software development costs. Cash used for capital expenditures aggregated $108, $1,831 and $1,468 during the years ended March 31, 2001, 2000 and 1999, respectively. During the years ended March 31, 2001, 2000 and 1999, cash used to acquire software and capitalized software development costs aggregated $667, $3,618 and $680, respectively. As of March 31, 2001, we have not entered into any significant commitments for the purchase of capital assets.

Impact of Inflation

      Our primary costs, materials and labor, increase with inflation. However, we do not believe that inflation and changing prices have had a material impact on our business.

Selected Quarterly Data

         The following sets forth a summary of selected unaudited statements of operations and other comprehensive income (loss) data for the quarters ended June 30, 2000, September 30, 2000, December 31, 2000 and March 31, 2001:

                                                             Quarter Ended
                                     ---------------------------------------------------------------
                                     June 30,      September 30,       December 31,       March 31,
                                      2000            2000                2000            2001(1)
                                     --------      -------------       ------------       ---------
                                                              (Unaudited)
Net sales and revenues               $ 9,271           $ 7,092           $ 5,830          $  6,103
Gross profit                         $ 2,050           $ 1,246           $ 1,137          $ (1,358)
Net income (loss)                    $(2,134)          $(2,029)          $(2,070)         $(37,397)
Comprehensive income (loss)          $(2,303)          $(2,041)          $(2,164)         $(37,427)
Earnings (loss) per common and
  common equivalent share:
    Basic                            $ (0.16)          $ (0.15)          $ (0.15)         $  (2.71)
    Diluted                          $ (0.16)          $ (0.15)          $ (0.15)         $  (2.71)

(1) During the quarter ended March 31, 2001, the Company recorded other charges of $32,964 consisting of impairment losses on long-lived assets of $33,220 and restructuring credits of $256 related to a restructuring of the Company's payphone business in fiscal 2000. In addition, during the quarter ended March 31, 2001, the Company recorded additional impairment reserves related to the estimated net realizable value of inventories of its Internet appliance business of approximately $2,193.

      The following sets forth a summary of selected unaudited statements of operations and other comprehensive income (loss) data for the quarters ended June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000:

                                                              Quarter Ended
                                     ---------------------------------------------------------------
                                     June 30,       September 30,      December 31,        March 31,
                                       1999            1999 (1)          1999 (2)          2000 (3)
                                     --------       -------------      ------------        ---------
                                                                (Unaudited)

Revenues and net sales               $ 12,758          $ 13,451          $ 12,669          $  8,417
Gross profit                         $  3,986          $  2,649          $  3,495          $  1,985
Net loss                             $   (350)         $ (1,574)         $ (1,484)         $ (7,780)
Comprehensive loss                   $   (350)         $ (1,623)         $ (1,507)         $ (7,685)
Loss per common and
  common equivalent share:
    Basic                            $  (0.03)         $  (0.12)         $  (0.11)         $  (0.57)
    Diluted                          $  (0.03)         $  (0.12)         $  (0.11)         $  (0.57)

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

Effects of New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting of derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. All derivatives, whether designated as hedging relationships or not, will be required to be reported on the balance sheet at fair value. If the derivative is designated in a cash flow hedge, the changes in fair value of the derivative will be recognized in other comprehensive (loss) income and will be recognized in the statements of income when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does qualify as a hedge, changes in fair value will be recognized in earnings. Management has completed its evaluation of the various issues related to SFAS 133 for the year ended March 31, 2001, and no derivative instruments, as defined by SFAS 133, were identified by the Company. When the Company adopted SFAS 133, as amended, on April 1, 2001, there was no effect on the Company's consolidated financial position or operations.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      We are exposed to market risk, including changes in interest rates, foreign currency exchange rate risks and market risk with respect to our investment in the marketable securities of Canada Payphone Corporation. Other than our investment in marketable securities of Canada Payphone Corporation with a market value of $21 and $325 at March 31, 2001 and 2000, respectively, we do not hold any material financial instruments for trading purposes or any investments in cash equivalents. We believe that our primary market risk exposure relates to the effects that changes in interest rates have on outstanding debt obligations that do not have fixed rates of interest. As a result of the Forbearance Agreements effective April 12, 2000 and July 31, 2000, the annual interest rates of our bank indebtedness were increased by approximately 500 basis points. In addition, upon the default on the covenants of our loan agreements, the annual interest rates of bank indebtedness were increased to 25% per annum (the default rate). Based on the outstanding balance of our debt obligations at March 31, 2001, an increase in interest rates to 25% per annum would result in additional interest expense of approximately $1,400 annually. In addition, changes in interest rates impact the fair value of our notes receivable and debt obligations. Additional information relating to the fair value of certain of our financial assets and liabilities is included in
Note 1 to our consolidated financial statements included in Item 8 - "Consolidated Financial Statements and Supplementary Data."

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

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Independent Auditors' Report                                                  70

Consolidated Balance Sheets at March 31, 2001 and 2000                        71

Consolidated Statements of Operations and Other
  Comprehensive Income (Loss) for the years ended
  March 31, 2001, 2000 and 1999                                               72

Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2000 and 1999                                               73

Consolidated Statements of Changes in Stockholders' Equity
  (Deficiency) for the years ended March 31, 2001, 2000 and 1999              74

Notes to Consolidated Financial Statements                                    75

Financial Statement Schedules:

      All financial statement schedules are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto


                                   ----------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Elcotel, Inc.:

We have audited the accompanying consolidated balance sheets of Elcotel, Inc. and subsidiaries (the "Company"), Debtor-in-Possession, as of March 31, 2001 and 2000, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity (deficiency), and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the events resulting in the Company's filing for relief under the United States Bankruptcy code, including the Company's recurring losses from operations and its inability to meet its debt service requirements, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
July 3, 2001

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                      March 31,     March 31,
                                                                         2001         2000
                                                                      ---------     ---------
ASSETS
Current assets:
     Cash                                                             $  3,637      $  1,153
     Accounts and notes receivable, less allowances for credit
        losses of $2,092 and $1,593, respectively                        4,948         8,073
     Inventories                                                         3,477         8,768
     Refundable income taxes                                                22            82
     Prepaid expenses and other current assets                             830           997
                                                                      --------      --------
        Total current assets                                            12,914        19,073
Property, plant and equipment, net                                       4,026         5,867
Notes receivable, less allowances for credit losses
     of $0 and $272, respectively                                           --           395
Identified intangible assets, net of accumulated amortization
     of $2,665 at March 31, 2000                                            --         6,610
Capitalized software, net of accumulated amortization of
     $505 at March 31, 2000                                                 --         4,786
Goodwill, net of accumulated amortization of
     $1,568 at March 31, 2000                                               --        22,403
Other assets                                                                --           575
                                                                      --------      --------
                                                                      $ 16,940      $ 59,709
                                                                      ========      ========
LIABILITIES AND  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
Liabilities Not Subject to Compromise:
     Current liabilities:-
       Accounts payable                                               $  2,017      $  4,868
       Customer advances                                                    41           329
       Deferred revenue                                                    756            --
       Accrued expenses and other current liabilities                    1,188         2,794
       Notes, debt and capital lease obligations payable - current          35        11,611
                                                                      --------      --------
        Total current liablilities                                       4,037        19,602
     Notes, debt and capital lease obligations payable - noncurrent         --           208
Liabilities subject to compromise                                       16,797            --
                                                                      --------      --------
          Total liabilities                                             20,834        19,810
                                                                      --------      --------
Commitments and contingencies
Stockholders' equity (deficiency):
     Common stock, $0.01 par value,
        40,000,000 shares authorized, 13,831,991 and
        13,794,391 shares issued, respectively                             138           138
     Additional paid-in capital                                         47,565        47,423
     Accumulated deficit                                               (51,138)       (7,508)
     Accumulated other comprehensive (loss) income                        (282)           23
     Less - cost of 52,000 shares of common stock in treasury             (177)         (177)
                                                                      --------      --------
        Total stockholders' equity (deficiency)                         (3,894)       39,899
                                                                      --------      --------
                                                                      $ 16,940      $ 59,709
                                                                      ========      ========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                    (In thousands, except per share amounts)

                                                    Year Ended March 31,
                                               --------------------------------
                                                 2001         2000       1999
                                               --------    --------    --------
Revenues and net sales:
  Product sales                                $ 20,835    $ 33,834    $ 54,748
  Services                                        7,461      13,461      10,515
                                               --------    --------    --------
                                                 28,296      47,295      65,263
                                               --------    --------    --------
Cost of revenues and sales:
  Cost of products sold                          18,390      25,139      34,944
  Cost of services                                6,831      10,250       8,880
                                               --------    --------    --------
                                                 25,221      35,389      43,824
                                               --------    --------    --------
Gross profit                                      3,075      11,906      21,439
                                               --------    --------    --------
Other costs and expenses:
  Selling, general and administrative             6,664      10,061      10,631
  Engineering, research and development           3,380       6,479       6,121
  Amortization of goodwill and indentified
    intangible assets                             1,791       1,814       1,785
  Other charges - including impairment losses
    of $33,220 in 2001                           32,964         733       1,772
  Reorganization costs                              151          --          --
  Interest expense, net (contractual interest
    $2,256 for the year ended March 31, 2001)     1,755         721         556
                                               --------    --------    --------
                                                 46,705      19,808      20,865
                                               --------    --------    --------
(Loss) income before income tax expense         (43,630)     (7,902)        574
Income tax expense                                   --      (3,286)       (213)
                                               --------    --------    --------
Net (loss) income                               (43,630)    (11,188)        361
Other comprehensive income, net of tax:
Holding (loss) gain on marketable securities       (305)         23          --
                                               --------    --------    --------
Comprehensive (loss) income                    $(43,935)   $(11,165)   $    361
                                               ========    ========    ========
(Loss) earnings per common and common
   equivalent share:
  Basic                                        $  (3.17)   $  (0.83)   $   0.03
                                               ========    ========    ========
  Diluted                                      $  (3.17)   $  (0.83)   $   0.03
                                               ========    ========    ========
Weighted average number of common and common
   equivalent shares outstanding:
  Basic                                          13,761      13,532      13,456
                                               ========    ========    ========
  Diluted                                        13,761      13,532      13,777
                                               ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Year Ended March 31,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    --------
Cash flows from operating activities
     Net (loss) income                                          $(43,630)   $(11,188)   $    361
     Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
        Depreciation and amortization                              4,127       3,558       3,247
        Provisions for obsolescence and warranty expense           3,011       1,454         825
        Provision for credit losses                                  169         545         117
        Loss on impairment of assets                              33,220         148          --
        Loss on disposal of equipment                                  2           4          12
        Deferred tax expense                                          --       3,247         563
        Stock option compensation expense (credit)                    95         (19)        112
        Issuance of common stock purchase warrants
          in return for services                                      69          --          --
        Changes in operating assets and liabilities:
           Accounts and notes receivable                             788       3,807      (1,471)
           Inventories                                             2,559       3,809      (5,296)
           Refundable income taxes                                    61       1,915      (1,188)
           Prepaid expenses and other current assets                (137)        239         112
           Other assets                                             (284)       (227)       (113)
           Accounts payable                                        1,607         682         976
           Customer advances                                       1,193        (128)        203
           Deferred revenue                                          756          --          --
           Accrued expenses and other current liabilities             33        (836)     (1,146)
                                                                --------    --------    --------
     Net cash flow provided by (used in) operating activities      3,639       7,010      (2,686)
                                                                --------    --------    --------
Cash flows from investing activities
     Capital expenditures                                           (108)     (1,831)     (1,468)
     Capitalized software                                           (667)     (3,618)       (680)
     Proceeds from disposal of equipment                               1          --           8
                                                                --------    --------    --------
     Net cash flow used in investing activities                     (774)     (5,449)     (2,140)
                                                                --------    --------    --------
Cash flows from financing activities
     Proceeds from exercise of common stock options                   63         642         285
     Net proceeds (payments) under revolving credit lines             --       1,191      (2,460)
     (Decrease) increase in bank overdraft                            --      (1,428)      1,428
     Proceeds from notes payable                                      --          --       4,000
     Principal payments on notes payable and
        and capital lease obligations                               (444)       (829)        (66)
                                                                --------    --------    --------
     Net cash flow (used in) provided by financing activities       (381)       (424)      3,187
                                                                --------    --------    --------
     Net increase (decrease) in cash                               2,484       1,137      (1,639)
     Cash at beginning of year                                     1,153          16       1,655
                                                                --------    --------    --------
     Cash at end of year                                        $  3,637    $  1,153    $     16
                                                                ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                             (Dollars in thousands)

                                      Common Stock                                        Accumulated
                                 ------------------------   Additional     Retained          Other
                                   Shares                    Paid-in       Earnings      Comprehensive     Treasury
                                   Issued       Amount       Capital      (Deficit)      (Loss) Income      Stock         Total
                                 -----------  -----------  ------------  -------------  ----------------  -----------  -------------
Balance, March 31, 1998            13,417        $ 134      $ 46,384        $ 3,319        $    --         $ (177)      $ 49,660
Exercise of stock options             135            2           283             --             --             --            285
Net income                             --           --            --            361             --             --            361
                                  -------       ------     ---------     ----------        -------        -------      ---------
Balance, March 31, 1999            13,552          136        46,667          3,680             --           (177)        50,306
Exercise of stock options             242            2           658             --             --             --            660
Tax benefit from exercise of
     stock options                     --           --            98             --             --             --             98
Holding gain on marketable
     securities, net of tax            --           --            --             --             23             --             23
Net loss                               --           --            --        (11,188)            --             --        (11,188)
                                  -------       ------     ---------     ----------        -------        -------      ---------
Balance, March 31, 2000            13,794          138        47,423         (7,508)            23           (177)        39,899
Exercise of stock options              38           --            73             --             --             --             73
Issuance of common stock
     purchase warrants                 --           --            69             --             --             --             69
Holding loss on marketable
     securities, net of tax            --           --            --             --           (305)            --           (305)
Net loss                               --           --            --        (43,630)            --             --        (43,630)
                                  -------       ------     ---------     ----------        -------        -------      ---------
Balance, March 31, 2001            13,832        $ 138      $ 47,565      $ (51,138)       $  (282)       $ (177)      $  (3,894)
                                   ======        =====      ========      =========        =======        =======      =========

   The accompanying notes are an integral part of these financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                  (Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

      Elcotel, Inc. ("Elcotel") and its wholly owned subsidiaries (collectively, the "Company"), debtor-in-possession, design, develop, manufacture and market a comprehensive line of integrated public communications products and services. The Company's product line includes microprocessor-based payphone terminals known in the industry as "smart" or "intelligent" payphones, software systems to manage and control networks of the Company's smart payphone terminals, electromechanical payphone terminals also known in the industry as "dumb" payphones, replacement components and assemblies, and an offering of industry services including repair, upgrade and refurbishment of equipment, customer training and technical support. In addition, the Company has developed non-PC Internet terminal appliances for use in a public communications environment, which will enable the on-the-go user to gain access to Internet-based content and information through the Company's client-server network supported by its back office software system. The Company's non-PC Internet terminal appliances were designed to provide the features of traditional smart payphone terminals, to provide connectivity to Internet-based content, to support e-mail and e-commerce services, and to generate revenues from display advertising, sponsored content and other services in addition to traditional revenues from public payphones. The Company's service bureau network was designed to manage and deliver display advertising content, Internet-based content and specialized and personalized services to its non-PC Internet terminal appliances.

      On January 22, 2001 (the "Petition Date"), Elcotel and its subsidiaries, Technology Service Group, Inc. and Elcotel Direct, Inc. (collectively the "debtors"), filed voluntary petitions seeking protection and reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") under Case Numbers 01-01077-8C1, 01-01078-8C1 and 01-01079-8C1 (the "Chapter 11
Proceedings"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case Number 01-01077-8C1. The debtors are currently operating their businesses as debtor-in-possession ("DIP") pursuant to orders of relief under the jurisdiction of the United States Bankruptcy Court, Middle District of Florida Tampa Division (the "Bankruptcy Court"). As such, the debtors cannot engage in transactions considered to be outside the ordinary course of business without obtaining Bankruptcy Court approval. See Note 2.

Financial Statement Presentation and Going Concern Matters

      The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which the Company adopted on the Petition Date. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the ordinary course of business.

      The events resulting in the Company's filing for relief under the United States Bankruptcy Code, including recurring operating losses and its inability to meet its debt service requirements raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon, among other things, the terms of the ultimate plan or plans of reorganization and confirmation thereof under the Bankruptcy Code and the ability of the Company to: obtain adequate sales and revenues to achieve profitable operations; generate sufficient cash from operations and financing sources to meet its obligations; continued use of cash collateral, or alternatively, arrange DIP financing, if necessary; and obtain adequate post reorganization financing. There can be no assurance that any plan of reorganization will be approved by the Bankruptcy Court or that such a plan will allow the Company to operate profitably. Any plan of reorganization and other actions during the Chapter 11 Proceedings could change materially the financial condition and/or outlook of the Company. Furthermore, the future availability or terms of financing cannot be determined in light of the Chapter 11 Proceedings and there can be no assurance that the amounts available through any financing will be sufficient to fund the operations of the Company until a proposed plan of reorganization is approved by the Bankruptcy Court. In addition, the Company may experience difficulty in attracting and maintaining customers and appropriate personnel and in continuing normal business operations during the pendency of the Chapter 11 Proceedings.

      The accompanying consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, as a result of the reorganization proceedings under Chapter 11, realization of assets and liquidation of liabilities are subject to uncertainty, and the debtors may take, or be required to take, actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the consolidated financial statements. The amounts reported in the consolidated financial statements do not give effect to any adjustments of the carrying value of assets or amounts of liabilities that might result as a consequence of actions that may be taken as a result of the reorganization proceedings.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Elcotel and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

      Sales of products and related costs are recorded upon shipment or when customers accept title to such goods. The Company recognizes revenues from software licenses upon delivery of the software. Revenue from repair, refurbishment and upgrade of customer-owned equipment is recorded upon shipment of the equipment. Revenues from other services are recognized as the services are rendered. Amounts received from customers as advances against future sales are reflected as customer advances in the accompanying consolidated financial statements. Sales of products that are subject to the right of return are reflected as deferred revenue in the accompanying consolidated financial statements.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined based on the first-in, first-out ("FIFO") method or standard cost, which approximates cost on a FIFO basis.

      Reserves to provide for losses due to obsolescence and excess quantities are established in the period in which such losses become probable.

Marketable Securities

      All marketable securities, classified as other current assets, are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders' equity (deficiency). Realized gains and losses are recorded based on the specific identification method. There were no realized gains or losses for the years ended March 31, 2001, 2000 and 1999. The carrying amount of the Company's marketable securities, consisting of equity securities, approximated $21 and $326 at March 31, 2001 and 2000, respectively. The cost basis of marketable securities approximated $289 at March 31, 2001 and 2000.

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

Engineering, Research and Development Costs

      Costs and expenses incurred for the purpose of product research, design and development are charged to operations as incurred. Engineering, research and development costs consist primarily of costs associated with development of new products and manufacturing processes. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred. The Company capitalizes software development costs once technological feasibility has been achieved. Upon market release of developed software, the capitalized costs are amortized to operations based on the straight-line method over the estimated useful life of the product, which ranges from five to ten years. Capitalized software development costs are reported at the lower of cost, net of accumulated amortization, or net realizable value. Software development costs capitalized during the years ended March 31, 2001, 2000 and 1999 approximated $667, $3,618 and $639, respectively. See Note 3 regarding impairment of long-lived assets.

Amortization of Goodwill and Identified Intangible Assets

      The excess of the purchase price over the fair value of assets and liabilities of acquired businesses is being amortized to operations on a straight-line basis over a period of 35 years. Identified intangible assets are being amortized over the following estimated useful lives: trade names and workforce - 35 years; customer contracts - 3.45 years; license agreements - 5 years; patented technology - 4 years; and customer relationships - 15 years. See
Note 3 regarding impairment of long-lived assets.

Income Taxes

      The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Income tax benefit (expense) is based upon income (loss) recognized for financial statement purposes and includes the effects of temporary differences between such income (loss) and that recognized for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets when, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Earnings (Loss) Per Common Share

      Earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential common shares outstanding during the year. The weighted average number of shares outstanding during the years ended March 31, 2001, 2000 and 1999 for purposes of computing basic earnings per share were 13,761,191, 13,531,587 and 13,456,255, respectively. During the years ended March 31, 2001 and 2000, potential common shares outstanding were anti-dilutive. During the year ended March 31, 1999, dilutive stock options had the effect of increasing the weighted average number of shares outstanding used in the computation of diluted earnings per share by 321,144 shares.

Financial Instruments

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting of derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. All derivatives, whether designated as hedging relationships or not, will be required to be reported on the balance sheet at fair value. If the derivative is designated in a cash flow hedge, the changes in fair value of the derivative will be recognized in other comprehensive (loss) income and will be recognized in the statements of income when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does qualify as a hedge, changes in fair value will be recognized in earnings. Management has completed its evaluation of the various issues related to SFAS 133 for the year ended March 31, 2001, and no derivative instruments, as defined by SFAS 133, were identified by the Company. When the Company adopted SFAS 133, as amended, on April 1, 2001, there was no effect on the Company's consolidated financial position or operations.

      The fair values of cash, accounts receivable, accounts payable and short-term debt obligations approximate their carrying values due to the short-term nature of these financial instruments. Investments are stated at fair value based upon quoted market prices and are classified as available-for-sale securities. The carrying value of notes receivable is estimated to approximate their fair values based on current rates offered by the Company for similar transactions. The fair value of the Company's debt obligations is estimated based on interest rates available to the Company and approximates carrying value.

Credit Policy and Concentration of Credit Risks

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts and notes receivable. Credit, including limited secured note financing, is granted under various terms to customers that the Company deems creditworthy. As discussed in
Note 13, the Company does a significant amount of business with two domestic and two international payphone operators. These significant customers represent a concentration of credit risk and expose the Company to risk of loss of those amounts. In order to minimize this risk, the Company performs ongoing credit evaluations of its customers, and with respect to notes receivable, the Company generally requires collateral consisting primarily of the payphone terminals and related equipment.

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

Warranty Reserves

      The Company accrues and recognizes warranty expense based on historical experience and statistical analysis. The Company provides warranties ranging from one to three years and passes on warranties for products manufactured by others.

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

Impairment of Long-Lived Assets

      The Company evaluates the carrying value of property plant and equipment, goodwill and other intangible assets when indicators of impairment are present, and recognizes impairment losses if the carrying value of the assets is less than the expected future undiscounted cash flows of the underlying business in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment losses are measured by the amount of the asset carrying values in excess of fair market value. Impairment losses recognized during the years ended March 31, 2001, 2000 and 1999 are discussed in Notes 3 and 9.

Comprehensive Income (Loss)

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," during the year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements, and requires that all items that are required to be recognized under accounting standards as components of comprehensive income or loss be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition, SFAS 130 requires enterprises to classify items of other comprehensive income or loss by their nature and display the accumulated balance of other comprehensive income or loss separately from retained earnings (deficit) and additional paid-in capital in the equity section of a statement of financial position. During the years ended March 31, 2001 and 2000, the Company had one item of other comprehensive income (loss) relating to marketable equity securities. The Company had no items of other comprehensive income (loss) during the year ended March 31, 1999.

Disclosure about Segments of an Enterprise and Related Information

      During the year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. See Note 13.

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

Use of Estimates

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of Prior Years

      The Company's consolidated financial statements at March 31, 2000 and 1999 and for the years then ended have been reclassified to conform to the presentation at and for the year ended March 31, 2001.

NOTE 2 - REORGANIZATION PROCEEDINGS UNDER CHAPTER 11

      Under the Bankruptcy Code, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the debtors absent obtaining relief from the Bankruptcy Court. As debtor-in-possession, the debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and leases. If the debtors reject an executory contract or lease, the debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as general unsecured claims in the reorganization. Pre-petition claims, which were contingent or unliquidated at the commencement of a Chapter 11 proceeding, may become allowable against debtors in amounts fixed by the Bankruptcy Court during the claims reconciliation process. Substantially all liabilities as of the Petition Date are subject to compromise or settlement under a plan or plans of reorganization to be voted upon by creditors, equity holders and other affected parties and approved by the Bankruptcy Court. The accompanying consolidated balance sheet at March 31, 2001 includes approximately $16,797 of liabilities subject to compromise or settlement pursuant to the Chapter 11 Proceedings as follows:

   Accounts payable                                                 $ 2,895
   Accrued expenses and other current liabilities                     1,940
   Customer advances                                                    482
   Notes, debt and capital lease obligations                         11,480
                                                                    -------
                                                                    $16,797
                                                                    =======

      The liabilities subject to compromise represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments as substantial uncertainty exists regarding the measurement of certain of the liabilities subject to compromise, and rulings by the Bankruptcy Court could result in the reclassification of certain liabilities subject to compromise pursuant to the Chapter 11 Proceedings. Adjustments may result from: (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) the determination as to the value of any collateral securing claims; (5) proofs of claim; (6) future rejection of executory contracts or leases; and (7) other events.

      Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the Petition Date as recorded in the debtors' accounting records. Claimants may file claims that differ from those reflected in the Company's accounting records. Any differences between the Company's records and claims filed by creditors will be reconciled and any differences may be resolved by negotiated agreement between the debtors and the claimant or by the Bankruptcy Court as part of the claims reconciliation process in the Chapter 11 Proceedings.

      Although the debtors plan to file a reorganization plan or plans that will address the resolution of liabilities subject to compromise and provide for emergence from bankruptcy during the next year, there can be no assurance that a reorganization plan or plans will be confirmed by the Bankruptcy Court, or that such plan(s) will be consummated. As provided in the Bankruptcy Code, the debtors have the exclusive right to submit a plan or plans of reorganization for 120 days from the Petition Date. The debtors have received approval from the Bankruptcy Court to extend to July 16, 2001 the time period within which they have the exclusive rights to file plans of reorganization. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court as required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Company's common stock receiving no value for their interests. Because of such possibilities, the value of the Company's common stock is highly speculative, and the common stock may have no value.

      The Bankruptcy Court established May 29, 2001 as the deadline (the "Bar Date") for creditors to file claims against the debtors. Notices were mailed to all creditors of the debtors advising them that claims against the debtors must be submitted to the Bankruptcy Court by the Bar Date. Creditors who are required to file claims but fail to meet the Bar Date are forever barred from voting upon or receiving distributions under any plan of reorganization.

      Approximately $12,325 of the Company's liabilities subject to compromise pursuant to the Chapter 11 Proceedings relate to amounts (principal and interest) owed to Bank of America, N.A. (the "Bank") pursuant to notes (the "Bank Notes"), which are collateralized by substantially all of the assets of the Company (see Note 8). The amounts outstanding pursuant to the terms of the Bank Notes are, most likely, under collateralized and will be impaired under the debtors' reorganization plan(s). However, because of the uncertainty regarding whether the Bank's claim is under collateralized or will be impaired under the debtors' reorganization plan(s), the obligations, including principal and accrued interest, payable to the Bank are classified as liabilities subject to compromise pursuant to the Chapter 11 Proceedings.

      The Bankruptcy Court has issued orders providing the Company with the authority to pay pre-petition and post-petition compensation, benefits and other employee obligations to and on behalf of its employees, officers and directors and to use its cash balances and cash collections (which are part of the Bank's collateral) to operate the debtors' businesses in the ordinary course of business for goods and services received after the Petition Date. The Company's authority to use cash collateral pursuant to a fifth interim order approved by the Bankruptcy Court on May 23, 2001 expires on August 17, 2001. Prior to that date, the Company plans to request authority to continue to use cash collateral to operate the debtors' businesses past that date. However, there can be no assurance that the Bankruptcy Court will continue to authorize the debtors to use cash collateral to operate their businesses.

      On May 3, 2001, the Bankruptcy Court approved a settlement agreement dated April 6, 2001 between the Company and one of its customers that provides for an offset of approximately $1,562 of the Company's pre-petition accounts payable against accounts receivable due from the customer. The obligations payable to and the receivable from the customer relate to the Company's purchases and sales, respectively, pursuant to a certain refurbishment sales agreement between the parties. The order of the Bankruptcy Court provides for the offset of the Company's payable obligation to the customer against its accounts receivable due from the customer in the amounts of $562 on May 3, 2001 (the date the Bankruptcy Court approved the settlement agreement), $100 each month during the period beginning April 1, 2001 and ending June 30, 2001; $75 each month during the period beginning July 1, 2001 and ending March 31, 2002; and $25 during the month ending April 30, 2001. Accordingly, the $1,562 pre-petition accounts payable obligation is classified as a current liability in the accompanying consolidated balance sheet at March 31, 2001.

      On May 31, 2001, the Bankruptcy Court issued an order approving a binding letter agreement dated March 29, 2001 between the Company and one of its customers that provides for the offset of a pre-petition $1,000 deposit (or customer advance) liability of the Company against accounts receivable due from the customer and that set forth the primary terms of a new supply agreement(s) between the parties. The obligations payable to and the receivable from the customer relate to a cash advance from the customer and sales to the customer, respectively, pursuant to sales and purchase agreements between the parties. The order of the Bankruptcy Court provides for the offset of the customer advance obligation against the Company's accounts receivable from the customer as of the date of the order and authorized the Company to enter into the new supply agreement(s). Accordingly, the $1,000 pre-petition customer advance obligation has been offset against accounts and notes receivable in the accompanying consolidated balance sheet at March 31, 2001.

      On June 28, 2001, the Bankruptcy Court approved the Company's Key Employee Retention and Severance Plan (the "Retention Plan") and authorized the Company to make payments pursuant to the terms of the Retention Plan. On that date, the Bankruptcy Court also authorized the Company to pay incentive bonuses and sales commissions to certain officers accrued as of March 31, 2001 and sales commissions to a certain officer for fiscal year 2002. The Retention Plan provides for the payment of retention bonuses aggregating approximately $766 to officers and key employees between the date of the order of the Bankruptcy Court and June 1, 2002. In addition, the Retention Plan provides for the payment of emergence bonuses aggregating approximately $646 to officers and key employees when and if the Company's reorganization plan is substantially consummated. In addition, the Retention Plan provides for payment of severance benefits to officers and key employees aggregating approximately $607 upon termination of employment without cause during the pendency of the Chapter 11 cases provided, however, that payments of emergence bonuses shall be credited against any such severance benefits.

      Under certain manufacturing agreements between the Company and subcontractors, the Company is committed to purchase inventory that is acquired by the subcontractors pursuant to purchase orders issued by the Company. Subsequent to the Petition Date, the Company has continued its relationships with such subcontractors, one of which is also involved in a chapter 11 proceeding. However, as result of the Chapter 11 Proceedings and/or the potential rejection of contractual agreements pursuant to the Bankruptcy Code, these subcontractors may file claims against the Company that include the value of inventory purchased to fulfill the Company's orders and such claims may be substantially greater than the applicable liability reflected in the accompanying consolidated financial statements. The Company believes that its purchase commitments under these agreements may range from $2,000 to $2,500 at March 31, 2001.

      Elcotel has operated its business and the business of its subsidiaries as a combined entity subsequent to business combinations or the date of acquisition of certain net assets of other entities. Accordingly, the assets and liabilities of the acquired operations have been used to generate sales, revenues, assets and liabilities of Elcotel, and intercompany receivables and payables do not reflect the operations from acquired assets. There is no assurance as to how this matter will be addressed by the Bankruptcy Court or as the resolution of any intercompany receivables and payables.

      The estimated fair value of the assets and liabilities acquired by Technology Service Group, Inc. and Elcotel Direct, Inc. as of the dates of acquisition pursuant to business combinations that have been used in the operations of Elcotel's business were as follows:

                                                        Technology      Elcotel
                                                         Service        Direct,
                                                       Group, Inc.        Inc.
                                                       -----------     ---------

Cash and temporary investments                          $    239       $     --
Accounts receivable                                        3,703             --
Inventories                                                6,490          2,991
Refundable income taxes                                      604             --
Deferred tax asset, current                                3,719             --
Prepaid expenses and other current assets                     12             --
Property, plant and equipment                                782            500
Capitalized software                                         846             --
Identified intangible assets                               6,684          2,591
Goodwill                                                  24,096             --
Other assets                                                  29             --
Accounts payable                                          (3,634)            --
Accrued expenses                                          (2,719)          (125)
Borrowings under lines of credit                          (3,970)            --
Deferred tax liability, non-current                       (1,276)            --
                                                        --------       --------
Net assets acquired                                     $ 35,605       $  5,957
                                                        ========       ========

      Management believes that the matters discussed in preceding paragraphs have a significant impact on the value of the bankruptcy estates of the debtors and therefore the amounts available to unsecured creditors not referred to above. Also, the ultimate resolution of the obligations payable to the Bank will determine in large part the cost of ending the Chapter 11 Proceedings. There are other significant issues that will arise as a result of the Chapter 11 Proceedings, including the measure of damages arising from the debtors' rejection of burdensome contractual obligations. Resolution of these and other complex issues brought before the Bankruptcy Court are expected to result in substantial legal, accounting and other professional fees and expenses. The Company has recorded professional fees and related expenses aggregating approximately $151 between the Petition Date and March 31, 2001.

      The Company discontinued payments related to its Bank obligations in September 2000 and suspended payments, as of the Petition Date, with regard to most other prepetition obligations. Management cannot predict at this time when or whether any financial restructuring plan(s) will be approved or what provisions such plan(s), if any, would contain as related to debt service or other payments of pre-petition obligations. Provisions of the debtors' plan(s) of reorganization cannot yet be determined. Provisions of such plan(s), or the inability of the debtors to obtain approval of the plan(s) could have a material adverse effect on the Company and on the rights of its creditors and shareholders.

      Information regarding additional aspects of the debtors' Chapter 11 Proceedings is included in other notes herein.

NOTE 3 - IMPAIRMENT LOSSES

      During the year ended March 31, 2001, the Company continued to experience significant declines in net sales and revenues of its payphone business as a result of the continued deterioration of industry revenues caused primarily by the growth in wireless communications. Accordingly, at March 31, 2001, the Company performed an evaluation of the recoverability of the assets of its payphone business, and concluded that a significant impairment of the long-lived assets of its payphone business had occurred since the estimated future cash flows (undiscounted and without interest) of the business are not expected to be sufficient to recover the carrying value of the assets. In addition, because of:
(i) prolonged market trials of the Company's Grapevine  terminals  domestically;
(ii) adverse economic conditions presently affecting the Internet and electronic advertising industries; (iii) the Company's inability and the inability of its customers to generate any meaningful advertising revenues from advertisements placed on Grapevine terminals; (iv) uncertainties as to the market acceptance of the Company's Grapevine terminals; and (v) lack of adequate liquidity or funding sources, as a result of the Chapter 11 filings, that are needed for the Company to continue to enhance and market the products of its Internet appliance business, the Company performed an evaluation of the recoverability of the assets of its Internet appliance business. The Company concluded that a significant impairment of the long-lived assets of this business segment had also occurred. The impairment was identified because the estimated future cash flows (undiscounted and without interest) are not presently expected to be sufficient to recover the carrying value of the assets. Accordingly, the carrying values of impaired assets were written down to their estimated fair value, which were determined by recent appraisals and other estimates of fair value based on discounted estimated cash flows. The Company recognized impairment losses of $27,656 and $5,564 related to its payphone business and Internet appliance business, respectively. Considerable management judgment is necessary to estimate fair value; accordingly, actual results could vary significantly from such estimates. The impairment losses included the write-down of property and equipment by approximately $721, goodwill by approximately $21,654, identified intangible assets by approximately $5,504, capitalized software by approximately $4,783, and other assets by approximately $558.

      The impairment losses, net of a credit of $256 related to previously recorded restructuring charges discussed in Note 9, are classified as other charges in the accompanying consolidated statement of operations and other comprehensive income (loss) for the year ended March 31, 2001.

NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE

      Current accounts and notes receivable at March 31, 2001 and 2000 include notes receivable due within one year of $66 and $487, respectively, net of credit and impairment allowances of $1,552 and $1,080, respectively. Notes receivable consist of trade notes receivable from customers with remaining maturities of less than one year, and are generally collateralized by the payphone equipment sold and giving rise to the asset. The notes bear interest at rates ranging from 12% to 16%. Interest income on impaired notes is recognized as the interest is collected. The Company recognizes interest income on performing notes as earned.

      Substantially   all   accounts  and  notes   receivable   are  pledged  to
collateralize bank indebtedness (See Note 8).

      Changes in allowances for credit losses on accounts and notes receivable for the years ended March 31, 2001, 2000 and 1999 are summarized as follows:

                                               2001        2000           1999
                                             -------      -------       -------
Balance, beginning of year                   $ 1,865      $ 2,282       $ 2,410
Provision for credit losses                      169          545           117
Net recoveries (write-offs)                       58         (962)         (245)
                                             -------      -------       -------
Balance, end of year                           2,092        1,865         2,282
Long-term allowances                              --         (272)         (312)
                                             -------      -------       -------
Current allowances                           $ 2,092      $ 1,593       $ 1,970
                                             =======      =======       =======

NOTE 5 - INVENTORIES

         Inventories at March 31, 2001 and 2000 consisted of the following:

                                                         2001            2000
                                                       --------        --------
Finished products                                      $    621        $  1,679
Work-in-process                                             642           1,068
Purchased components                                      4,572           7,835
                                                       --------        --------
                                                          5,835          10,582
Reserve for obsolescence and slow
  moving inventories                                     (2,358)         (1,814)
                                                       --------        --------
                                                       $  3,477        $  8,768
                                                       ========        ========

      Due to the uncertainty of market acceptance of the Company's Grapevine terminals, among other factors, the Company wrote down the value of inventories of its Internet appliance business by $2,193 to reflect such inventories at estimated net realizable value. The cost of such inventories, before such write-down, at March 31, 2001 includes approximately $1,163 of Grapevine terminals and components in field and market tests by customers pursuant to trial/purchase agreements. Deferred revenue related to sales that are subject to the right of return pursuant to the terms of the trial/purchase agreements aggregated $756 at March 31, 2001.

      Substantially   all   inventories  are  pledged  to   collateralize   bank
indebtedness (See Note 8).

      Changes in reserves for potential losses due to obsolescence and slow moving inventories for the years ended March 31, 2001, 2000 and 1999 are summarized as follows:

                                               2001        2000          1999
                                             -------      -------       -------
Balance, beginning of year                   $ 1,814      $   451       $   100
Provision for losses                             538        1,401           406
Recoveries (write-offs)                            6          (38)          (55)
                                             -------      -------       -------
Balance, end of year                         $ 2,358      $ 1,814       $   451
                                             =======      =======       =======

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at March 31, 2001 and 2000 is comprised of the following:

                                                          2001           2000
                                                        --------       --------
Land                                                    $    372       $    372
Buildings                                                  3,070          3,067
Engineering and manufacturing equipment                    5,006          5,671
Furniture, fixtures and office equipment                   2,244          2,250
                                                        --------       --------
                                                          10,692         11,360
Less accumulated depreciation                             (6,666)        (5,493)
                                                        --------       --------
                                                        $  4,026       $  5,867
                                                        ========       ========

      During the year ended March 31, 2001, the Company wrote down the carrying value of certain engineering and manufacturing equipment by approximately $721 to reflect its impairment evaluations discussed in Note 3.

      Depreciation expense for the years ended March 31, 2001, 2000 and 1999 was $1,365, $1,295 and $1,163, respectively. Substantially all property, plant and equipment are pledged to collateralize bank indebtedness (see Note 8).

      Assets under capital leases are capitalized using interest rates appropriate at the inception of the lease. The cost and accumulated depreciation of engineering and manufacturing equipment under capital leases included in property and equipment was $419 and $168 at March 31, 2001 and $279 and $28 at March 31, 2000. No assets under capital leases were held at March 31, 1999.

NOTE 7 - GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

      Identified intangible assets recorded in connection with acquisitions, net of accumulated amortization, at March 31, 2001 and 2000 consisted of the following:

                                                              2001         2000
                                                             ------       ------
Trade names, net of accumulated
    amortization of $187 at March 31, 2000                   $   --       $2,682
Customer contracts, net of accumulated
    amortization of $1,341 at March 31, 2000                     --          683
Workforce, net of accumulated
    amortization of $90 at March 31, 2000                        --        1,282
License agreements, net of accumulated
    amortization of $469 at March 31, 2000                       --          469
Patented technology, net of accumulated
     amortization of $239 at March 31, 2000                      --          180
Customer relationships, net of accumulated
     amortization of $262 at March 31, 2000                      --        1,314
                                                             ------       ------
                                                             $   --       $6,610
                                                             ======       ======

      During the year ended March 31, 2001, the Company wrote down the carrying value of goodwill by $21,654 and the carrying value of identified intangible assets by $5,504, consisting of a write-down of trade names of $2,600, customer contracts of $96, workforce of $1,243, license agreements of $281, patented technology of $75 and customer relationships of $1,209 to reflect its impairment evaluations discussed in Note 3.

NOTE 8 - NOTES, DEBT AND CAPITAL LEASE OBLIGATIONS PAYABLE

      Notes, debt and capital lease obligations payable at March 31, 2001 and 2000 are summarized as follows:

                                                             2001        2000
                                                           --------    --------
Secured Promissory Notes Payable to Bank,
  due September 30, 2000:
   Revolving credit lines                                  $  6,376    $  6,376
   Installment/term note                                      3,072       3,322
   Mortgage note                                              1,750       1,762
Capital lease obligations                                       282         263
Unsecured promissory note, payable in thirty equal
   monthly installments of $6 including interest                 35          96
                                                           --------    --------
                                                             11,515      11,819
 Less - Amount not subject to compromise
     classified as noncurrent                                    --        (208)
 Less - Amount not subject to compromise
     classified as current                                      (35)    (11,611)
                                                           --------    --------
 Notes, debt and capital lease obligations classified
     as liabilities subject to compromise                  $ 11,480    $     --
                                                           ========    ========

      As of March 31, 2000, the Company was in default of certain financial covenants contained in the Loan and Security Agreements (the "Loan Agreements") between the Company and the Bank. On April 12, 2000, the Company entered into a Forbearance and Modification Agreement (the "Forbearance Agreement") with the Bank that modified the terms of the Loan Agreements. Under the terms of the Forbearance Agreement, the maturity date of all indebtedness outstanding under the Loan Agreements, including indebtedness outstanding under revolving credit lines, an installment note and a mortgage note was accelerated to July 31, 2000. The annual interest rates of the installment note and mortgage note were increased to 11.5% from 7.55% and 8.5%, respectively. The annual interest rate under the revolving credit lines was increased from one and one-half percentage point over the bank's floating 30 day Libor Rate (7.63% at March 31, 2000) to two and one-half percentage points above the bank's floating prime interest rate (11.5% at April 12, 2000). In addition, the availability of additional funds under a $2,000 export revolving credit line (none of which was outstanding) and a $1,500 equipment revolving credit line ($281 of which was outstanding) was cancelled. Further, the Forbearance Agreement permitted an overadvance of indebtedness outstanding under the Company's working capital revolving credit line and installment note of $2,800 through June 30, 2000 and $1,500 for the remainder of its term.

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

      The Second Forbearance Agreement expired on September 30, 2000, and accordingly, all obligations outstanding under the Loan Agreements became due and payable on that date. During September 2000, the Company was experiencing difficulties in its negotiations with the Bank to either restructure the debt or enter into a third forbearance agreement with terms acceptable to the Company. Accordingly, the Company ceased making monthly principal and interest payments in September 2000, and upon expiration of the Second Forbearance Agreement defaulted on the payment of the obligations that matured on September 30, 2000. The Company and the Bank continued negotiations regarding restructuring and/or forbearance until such negotiations were terminated in December 2000.

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

      As described in Note 2, Elcotel and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on January 22, 2001. Section 362 of the Bankruptcy Code imposes an automatic stay that precludes the Bank from taking any remedial action pursuant to the foreclosure suit.

      The Company believes, but cannot assure, that the fair value of the Collateral securing the debt outstanding under the Loan Agreements is substantially less than the amount of the obligations outstanding under the Loan Agreements and that the Bank's claim will be impaired under the reorganization plan(s). Because of this uncertainty, the Company ceased accruing interest on the debt outstanding under the Loan Agreements as of the Petition Date in accordance with SOP 90-7. As a result of the Company's default regarding the payment of the obligations due the Bank in September 2000, the Company accrued interest on the debt outstanding under the Loan Agreements at the default rate (25% per annum) from the default date to the Petition Date.

      Pursuant to the terms and covenants of the Loan Agreements, as modified by the Forbearance Agreements, the Company is restricted from engaging in certain transactions without the consent of the Bank, including mergers or consolidations and disposition of assets, among others, and is required to maintain a working capital ratio of 1 to 1 and a ratio of total liabilities to net worth of 1.5 to 1. The Company is in default of these requirements.

      Scheduled maturities of notes, debt and capital lease obligations payable (which are subject to being restructured in connection with the Chapter 11 Proceedings) for the next five years are as follows:

    Fiscal 2002                                                 $ 11,373
    Fiscal 2003                                                      134
    Fiscal 2004                                                        8
                                                                --------
                                                                $ 11,515
                                                                ========

      The Company leases certain equipment under capital lease obligations. The present value of future minimum lease payments for the assets under capital leases at March 31, 2001 is as follows:

    Fiscal 2002                                                 $    164
    Fiscal 2003                                                      141
    Fiscal 2004                                                        8
                                                                --------
    Total minimum capital lease obligation                           313
    Less portion representing interest                               (31)
                                                                --------
    Present value of minimum lease payments                     $    282
                                                                ========

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities as of March 31, 2001 and 2000 consist of the following:

                                                              2001        2000
                                                            -------      -------
 Payroll, commissions and payroll taxes                     $   535      $ 1,237
 Warranty expense                                               397          561
 Relocation, severance and reorganization charges               158          440
 Professional fees                                              116           48
 Royalities and technology transfer fees                        465          249
 Interest                                                     1,127           --
 Other                                                          330          259
                                                            -------      -------
                                                              3,128        2,794
Less accrued expenses and other current
  liabilities subject to compromise                          (1,940)          --
                                                            -------      -------
Accrued expenses and other current liabilities
  not subject to compromise                                 $ 1,188      $ 2,794
                                                            =======      =======

      Accrued expenses and other current liabilities subject to compromise as of March 31, 2001 consist of the following:

Payroll, commissions and payroll taxes                       $   67
Relocation, severance and reorganization charges                158
Professional fees                                                10
Royalities and technology transfer fees                         438
Interest                                                      1,127
Other                                                           140
                                                             ------
                                                             $1,940
                                                             ======

      In November 1999, the Company announced a restructuring/reorganization plan to consolidate manufacturing operations, resize its core payphone business operations, reorient its distribution strategy and begin to build operations required to introduce its new public access Internet appliance products and back office management systems to the marketplace. In connection with this restructuring/reorganization, the Company recognized other charges of $733 during the year ended March 31, 2000. These other charges consisted of estimated employee termination benefits under severance and benefit arrangements of $608 and future lease payments of $125 related to the closure of leased facilities. These charges do not include the recognition of impairment losses of $148 related to closed facilities and the Company's decision to abandon a software development project related to certain discontinued activities. Impairment losses of $140 and $8 are classified as engineering, research and development expenses and selling, general and administrative expenses, respectively, during the year ended March 31, 2000.

      Under the November 1999 restructuring/reorganization plan, the Company planned to terminate the employment of 56 employees by December 31, 2000, including 28 employees in connection with the consolidation of manufacturing operations and the closure of its manufacturing facility in Sarasota, Florida and 28 corporate employees in all major functions. As of March 31, 2000, the Company had terminated the employment of 54 employees under the plan. The other two employees were either terminated during the year ended March 31, 2001 or retained as employees of the Company, and the Company credited the remaining estimated and unpaid severance and benefit liability of $196 to income as a credit against other charges. During the years ended March 31, 2001 and 2000, the Company charged $87 and $320, respectively, of severance benefits payments against the reorganization liability.

      Under the restructuring/reorganization plan, the Company closed a leased office facility in Alpharetta, Georgia and leased a larger facility to accommodate service operations related to its new public access Internet appliance products and back office management systems. The restructuring/reorganization charges related to future lease payments include a termination settlement of $27 under a lease termination agreement with respect to the closed office facility and remaining lease payments of $98 under the lease agreement related to the Company's manufacturing facility. During the year ended March 31, 2001, the Company entered into a lease termination agreement with respect to the closed manufacturing facility and credited the remaining estimated and unpaid lease obligation of $60 to income as a credit against other charges. During the years ended March 31, 2001 and 2000, net payments of $23 and $47, respectively, related to the lease termination agreement and the closed facility were charged against the reorganization liability.

      During the year ended March 31, 1999, the Company reorganized its sales and marketing organization. The Company accrued and recognized reorganization charges of $490, which included the estimated costs of severance and salary continuation arrangements and related employee benefits with respect to terminated employees. During the years ended March 31, 2000 and 1999, the Company charged $373 and $117, respectively, of severance and benefit payments against the restructuring liability accrued in connection with the reorganization.

      The aggregate reduction in the estimated liability related to the restructuring/reorganizations referred to above of $256 during the year ended March 31, 2001 credited to income, and the related charges of $733 and $490 during the years ended March 31, 2000 and 1999, respectively, are included in other charges in the accompanying consolidated statements of operations and other comprehensive income (loss).

      In connection with a fiscal 1998 acquisition, the Company assumed estimated liabilities of $1,200 pursuant to a plan to exit certain activities of the acquired entity and to terminate and relocate its employees. These liabilities included the estimated costs of severance and salary continuation arrangements and related employee benefits of $730 and the estimated costs to relocate employees and property of $470. The plan provided for the closure of the entity's corporate facility and the integration of its general, administrative and engineering activities into those of the Company, and identified the employees to be relocated or terminated as a result of the acquisition. During the years ended March 31, 2001, 2000 and 1999, the Company charged payments of $11, $42 and $806, respectively, against the liabilities accrued pursuant to the plan. During the years ended March 31, 2001 and 2000, the Company charged $63 and $126, respectively, of the liabilities accrued pursuant to plan against goodwill recorded in connection with the acquisition, such amount representing a change in estimate related to remaining liabilities to be paid.

      Changes in accrued relocation, severance and reorganization charges for the years ended March 31, 2001, 2000 and 1999 are summarized as follows:

                                                   2001        2000       1999
                                                  -------    -------    -------
Balance, beginning of year                        $   440    $   615    $ 1,048
Restructuring and reorganization (credits)
  charges                                            (256)       733        490
Payments                                             (121)      (782)      (923)
Adjustment to goodwill                                (63)      (126)        --
                                                  -------    -------    -------
Balance, end of year                              $    --    $   440    $   615
                                                  =======    =======    =======

      Changes in accrued warranty expense for the years ended March 31, 2001, 2000 and 1999 are summarized as follows:

                                                   2001        2000       1999
                                                  -------    -------    -------
Balance, beginning of year                        $   561    $ 1,101    $ 1,170
Expense provision                                     280         53        419
Charges incurred                                     (444)      (593)      (488)
                                                  -------    -------    -------
Balance, end of year                              $   397    $   561    $ 1,101
                                                  =======    =======    =======

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

      A summary of the Company's supplemental cash flow information for the years ended March 31, 2001, 2000 and 1999 is as follows:

                                                               2001       2000       1999
                                                             -------    -------    -------
Cash paid (received) during the year for
      Interest                                               $   599    $   950    $   861
      Income taxes                                               (61)    (1,876)       845

Non-cash investing and financing activities
     Offset of accounts payable against
       accounts receivable                                     1,562         --         --
     Offset of customer advances against
       accounts receivable                                     1,000         --         --
     Receipt of marketable securities to satisfy
       accounts receivable resulting in an increase
       in other current assets and a reduction in
       accounts receivable                                        --        287         --
     Unrealized loss (gain) on marketable securities
       resulting in a (decrease) increase in stockholders'
       equity and other current  assets                          305        (23)        --
     Equipment acquired under capital lease
       obligations                                               140        279         --
     Tax benefit from exercise of options resulting in
       an increase in stockholders' equity and
       an increase in non-current deferred tax assets             --         98         --
     Write-off of acquired accrued restructuring
       liabilities resulting in a decrease in accrued
       expenses and goodwill                                      63        126         --
     Compensation related to exercised stock options
       resulting in an increase in stockholders' equity
       and a decrease in accrued expenses                         10         18         --
     Increase in prepaid expenses and stockholders'
       equity upon issuance of common stock
       purchase warrants                                          49         --         --
     Other assets acquired by issuance
       of note payable                                            --         --        160

NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock

      On November 2, 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, $.01 par value, authorized for issuance to 40,000,000 shares from 30,000,000 shares. Holders of voting common stock are entitled to one vote per share on all matters to be voted on by the stockholders. No dividends have been declared or paid on the Company's common stock during the years ended March 31, 2001, 2000 and 1999.

Common Stock Warrants

      During the year ended March 31, 2001, the Company issued warrants to purchase 53,827 shares of common stock (as a retainer for services valued at $49 to be rendered to the Company over a two-year period ending May 1, 2002) that are exercisable, in whole or in part, through their expiration date, May 1, 2002, at an exercise price of $2.40 per share. During the year ended March 31, 2001, the Company also issued warrants to purchase 18,938 shares of common stock (in return for services valued at $20) that are exercisable, in whole or in part, through their expiration date, May 22, 2005, at an exercise price of $2.48 per share. In addition, at March 31, 2001, 2000 and 1999, the Company had issued and outstanding warrants to purchase 105,000 shares of common stock that are exercisable, in whole or in part, through their expiration date, May 9, 2001, at an exercise price of $10.29 per share. The fair value of the warrants issued during the year ended March 31, 2001 was determined using the Black-Scholes Option pricing method.

      The agreements related to the above-described warrants contain anti-dilution provisions, which generally provide for adjustments under certain circumstances to the per-share exercise price and the number of shares that may be acquired. The holders of the warrants that expired on May 9, 2001 had certain rights of registration of the securities issued upon exercise of the warrants.

Stock Option Plans

      On October 15, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The Compensation Committee (the "Committee") appointed by the Board of Directors of the Company administers the 1999 Plan, and pursuant to the 1999 Plan has the authority to grant non-qualified stock options to senior executive officers of the Company. Non-qualified stock options to purchase up to an aggregate of 539,988 shares of common stock may be granted under the 1999 Plan at option exercise prices determined by the Committee. The Committee has the authority to interpret the provisions of the 1999 Plan, to determine the terms and provisions of options granted under the 1999 Plan and to determine the number of shares subject to options granted and the vesting periods thereof. The Committee's authority to grant options under the 1999 Plan expires on October 15, 2004. Options granted under the 1999 Plan expire five years from the date of grant unless they are terminated prior thereto upon the termination of employment of a grantee.
Unvested options granted under the 1999 Plan expire immediately upon the termination of a grantee's employment by the grantee for any reason or by the Company for cause. Upon the termination of a grantee's employment by the Company without cause, options that would have vested during the twelve months after such termination of employment or during the remaining term of any employment agreement between the grantee and the Company, whichever is less, immediately vest and are thereafter exercisable until their expiration date, and any remaining unvested options expire as of the termination date.

      Pursuant to the terms of an employment agreement between the Company and its President and Chief Executive Officer dated October 15, 1999, the Company granted options under the 1999 Plan to purchase 539,988 shares of the Company's common stock at an exercise price of $1.67 per share. Initially, such options were to vest and become exercisable ratably at the end of each month over the term of the employment agreement, which expires on October 11, 2002. However, during the year ended March 31, 2001, the Board of Directors accelerated the vesting of such options to permit exercise thereof as of July 13, 2000, and the Company recognized the remaining compensation expense determined at the date of grant. During the year ended March 31, 2001, options to purchase 37,600 shares were exercised at an exercise price of $1.67 per share. At March 31, 2001 and 2000, options to purchase 502,388 and 539,988 shares, respectively, were outstanding at an exercise price of $1.67 per share, and options to purchase 502,388 and 90,000 shares, respectively, were exercisable. As of March 31, 2001 and 2000, no options were available for grant under the 1999 Plan, and the weighted average remaining contractual lives of options outstanding under the 1999 Plan was 3.5 years and 4.5 years, respectively.

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

      As of March 31, 2001, options to purchase 236,309 shares of common stock were available for grant under the 1991 Plan. The weighted average exercise price of options outstanding under the 1991 Plan at March 31, 2001, 2000 and 1999 was $2.47, $4.77 and $5.09, respectively. At March 31, 2001, 2000 and 1999, options outstanding under the 1991 Plan had weighted average remaining contractual lives of 3.9 years, 3.7 years and 3.0 years, respectively.

      The following table summarizes information regarding the status and changes in outstanding stock options under the 1991 Plan for each of the years in the three-year period ended March 31, 2001:

                                                Number of        Option Price
                                                  Shares       Range Per Share
                                                ---------      ---------------
Outstanding at March 31, 1998                     545,275       $1.81 - $7.38
     Granted                                      561,000       $4.56 - $5.88
     Exercised                                    (22,600)      $1.81 - $3.50
     Cancelled                                    (57,675)      $3.50 - $6.94
                                                ---------
Outstanding at March 31, 1999                   1,026,000       $3.50 - $7.38
     Granted                                      806,250       $1.88 - $6.19
     Exercised                                   (140,250)      $4.56 - $6.19
     Cancelled                                   (535,825)      $1.88 - $7.38
                                                ---------
Outstanding at March 31, 2000                   1,156,175       $1.88 - $6.81
     Granted                                      989,100       $ .75 - $2.31
     Cancelled                                   (683,875)      $ .75 - $6.81
                                                ---------
Outstanding at March 31, 2001                   1,461,400       $ .75 - $6.00
                                                =========
Options exercisable at March 31, 2001             460,506       $ .75 - $6.00
                                                =========
Options exercisable at March 31, 2000             258,899       $4.56 - $6.81
                                                =========
Options exercisable at March 31, 1999             291,255       $3.50 - $7.38
                                                =========

      On July 2, 1991, the Company adopted a Directors' Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the grant of non-qualified stock options to directors who are not employees of the Company. On November 2, 1999, the stockholders of the Company approved an amendment to the Directors Plan that increased the number shares of the Company's common stock that may be issued under the Directors Plan from 225,000 shares to 300,000 shares. The Board's authority to grant options under the Directors Plan expires on July 2, 2001. Pursuant to the Directors Plan, each new non-employee director automatically receives a non-qualified option to purchase 4,000 shares of common stock upon appointment or election to the Board. Thereafter, on March 31 of each year, each non-employee director receives a non-qualified stock option to purchase 1,000 shares of common stock for each committee of the Board on which such non-employee director is then serving and for each committee of the Board on which such non-employee director is then serving as chairman. Non-employee directors are also eligible for discretionary grants of options under the Directors Plan, including grants based on attendance at meetings of the Board. The per-share option price of stock options granted under the Directors Plan shall not be less than the greater of the per-share fair market value of the Company's common stock as of the date of grant or $2.00. Options granted under the Directors Plan become exercisable on the first anniversary of the date of grant. Options granted under the Directors Plan expire five years from the date of grant or 30 days after the date a director ceases to serve as a director (one year in the event of death or disability), except that such 30-day period does not apply if director status ceased within one year after a change in control of the Company or unless the Board of Directors extends such 30 day period.

      As of March 31, 2001, options to purchase 102,000 shares of common stock were available for grant under the Directors Plan. The weighted average exercise price of options outstanding under the Directors Plan at March 31, 2001, 2000 and 1999 was $3.82, $4.71 and $4.75, respectively. At March 31, 2001, 2000 and
1999, options outstanding under the Directors Plan had weighted average remaining contractual lives of 3.2 years, 3.3 years and 3.9 years.

         The following table summarizes information regarding the status and changes in outstanding stock options under the Directors Plan for each of the years in the three-year period ended March 31, 2001:

                                                 Number of     Option Price
                                                  Shares      Range Per Share
                                                 ---------    ---------------
Outstanding at March 31, 1998                     93,000       $3.81 - $6.31
     Granted                                      51,000       $3.59 - $4.56
     Exercised                                   (22,000)      $3.81 - $5.25
     Cancelled                                   (28,000)      $3.81 - $6.31
                                                 -------
Outstanding at March 31, 1999                     94,000       $3.59 - $6.31
     Granted                                      12,000           $3.16
     Exercised                                    (2,000)          $3.94
     Cancelled                                   (13,000)      $3.59 - $3.94
                                                 -------
Outstanding at March 31, 2000                     91,000       $3.16 - $6.31
     Granted                                      35,000           $2.00
     Cancelled                                   (20,000)      $3.16 - $5.56
                                                 -------
Outstanding at March 31, 2001                    106,000       $2.00 - $6.31
                                                 =======
Options exercisable at March 31, 2001             71,000       $3.16 - $6.31
                                                 =======
Options exercisable at March 31, 2000             79,000       $3.59 - $6.31
                                                 =======
Options exercisable at March 31, 1999             43,000       $3.94 - $6.31
                                                 =======

      In addition, in connection with an acquisition, options to purchase 531,125 shares of common stock outstanding under the acquired entity's 1994 Omnibus Stock Plan (the "Omnibus Plan") were converted into options to purchase 557,682 shares of common stock of the Company. No additional options may be granted under the Omnibus Plan subsequent to the acquisition. The options are exercisable in four equal annual installments beginning on the date of grant, and expire ten years from the date of grant. The weighted average exercise price of options outstanding under the Omnibus Plan at March 31, 2001, 2000 and 1999 was $3.04, $4.23 and $3.10, respectively. At March 31, 2001, 2000 and 1999, options outstanding under the Omnibus Plan had weighted average remaining contractual lives of 4.0 years, 4.4 years and 5.2 years, respectively.

         The following table summarizes information regarding the status and changes in outstanding stock options under the Omnibus Plan for each of the years in the three-year period ended March 31, 2001:

                                                 Number of     Option Price
                                                   Shares        Per Share
                                                 ---------     ------------

Outstanding at March 31, 1998                     448,906       $.95 - $10.26
     Exercised                                    (90,244)      $.95 - $4.76
     Cancelled                                    (23,887)      $.95 - $10.26
                                                 --------
Outstanding at March 31, 1999                     334,775       $.95 - $9.05
     Exercised                                   (146,300)      $.95 - $4.76
     Cancelled                                     (4,200)          $9.05
                                                 --------
Outstanding at March 31, 2000                     184,275       $.95 - $9.05
     Cancelled                                    (37,275)      $.95 - $9.05
                                                 --------
Outstanding at March 31, 2001                     147,000       $.95 - $9.05
                                                 ========
Options exercisable at March 31, 2001             147,000       $.95 - $9.05
                                                 ========
Options exercisable at March 31, 2000             184,275       $.95 - $9.05
                                                 ========
Options exercisable at March 31, 1999             320,662       $.95 - $9.05
                                                 ========

      In addition, at March 31, 1998 options to purchase 43,050 shares of common stock were outstanding and exercisable under a 1995 Non-Employee Director Stock Plan (the "1995 Directors Plan") of the acquired entity at exercise prices ranging from $4.76 to $10.30 per share. During the year ended March 31, 1999, all options outstanding under the 1995 Directors Plan expired unexercised.

Accounting for Stock-Based Compensation

      During the years ended March 31, 2001, 2000 and 1999, the Company recognized stock-based compensation expense of $109, $64 and $112, respectively, with respect to compensatory options issued under the 1991 Plan and 1999 Plan. Previously recognized stock-based compensation expense related to cancelled and expired options credited to income during the years ended March 31, 2001 and 2000 approximated $14 and $83, respectively.

      A comparison of the Company's net income (loss) and earnings (loss) per share as reported and on a pro forma basis for the years ended March 31, 2001, 2000 and 1999 assuming the Company had adopted the fair value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation set forth in SFAS 123 is as follows:

                                              2001         2000           1999
                                           ----------    ---------      --------

 Net income (loss)          As reported    $ (43,630)    $ (11,188)     $   361
                            Pro forma      $ (44,884)    $ (11,928)     $  (173)

 Basic earnings (loss)      As reported    $   (3.17)    $   (0.83)     $  0.03
   per share                Pro forma      $   (3.26)    $   (0.88)     $ (0.01)

 Diluted earnings (loss)    As reported    $   (3.17)    $   (0.83)     $  0.03
   per share                Pro forma      $   (3.26)    $   (0.88)     $ (0.01)

      The fair value of each option granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes Option pricing model. The significant weighted-average assumptions used during the years ended March 31, 2001, 2000 and 1999 to estimate the fair values of options granted under the Company's stock option plans are summarized below:

                                          2001            2000           1999
                                       ----------      ----------     ----------

 1999 Plan
     Expected dividend yield                   --              --             --
     Expected volatility                       --          77.66%             --
     Risk free interest rate                   --           6.20%             --
     Expected life                             --       4.0 years             --

 1991 Plan
     Expected dividend yield                   --              --             --
     Expected volatility                  150.04%          77.66%         47.07%
     Risk free interest rate                6.00%           6.20%          6.20%
     Expected life                     2.64 years      4.13 years      4.7 years

 Directors Plan
     Expected dividend yield                   --              --             --
     Expected volatility                  131.01%          78.52%         45.33%
     Risk free interest rate                6.00%           6.20%          6.20%
     Expected life                     3.88 years       4.0 years      4.0 years

      Based on these assumptions, the weighted average fair value of each option granted under the Company's 1999 Plan during the year ended March 31, 2000 was $1.01. The weighted average fair value of each option granted under the 1991 Plan during the years ended March 31, 2001, 2000 and 1999 was $.68, $2.52 and $2.25, respectively. The weighted average fair value of each option granted under the Directors Plan during the years ended March 31, 2001, 2000 and 1999 was $1.30, $0 and $1.80, respectively.

Common Stock Reserved for Issuance

      The number of shares of common stock reserved for issuance pursuant to the Company's stock option plans and outstanding common stock warrants at March 31, 2001 and 2000 is summarized as follows:

                                                       2001            2000
                                                   ----------      ----------
Stock  Option Plans                                 2,555,097       2,636,972
Common Stock Purchase Warrants                        177,765         105,000

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

NOTE 12 - INCOME TAXES

      Income tax expense (benefit) for the years ended March 31, 2001, 2000 and 1999 is comprised of the following:

                                      2001              2000             1999
                                    ---------         -------            -----
Current tax expense (benefit):
Federal                             $      --            $ 67            $(422)
State                                      --             (28)              72
                                    ---------         -------            -----
                                           --              39             (350)
                                    ---------         -------            -----
Deferred tax expense:
Federal                                    --           2,894              550
State                                      --             353               13
                                    ---------         -------            -----
                                           --           3,247              563
                                    ---------         -------            -----
Net tax expense                     $      --         $ 3,286            $ 213
                                    =========         =======            =====

      The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain. The increase in the valuation allowance during the years ended March 31, 2001 and 2000 was $8,446 and $6,193, respectively. The increase in the valuation allowance during the year ended March 31, 2000 included an allowance of $3,163 related to net deferred tax assets at March 31, 1999. There was no increase or decrease to the valuation allowance for the year ended March 31, 1999.

      Deferred tax assets and liabilities as of March 31, 2001 and March 31, 2000 are comprised of the following:

                                                         2001            2000
                                                       --------        --------
Deferred tax assets:
Accounts and notes receivable reserves                 $    825        $    691
Inventory and inventory reserves                            891             760
Property, plant and equipment                               245              --
Warranty and other accruals                               1,027             621
Intangible and other assets                               3,022              --
Deferred revenue                                            298              --
Other assets and liabilities                                 --             (14)
State taxes                                                  --             187
Tax credit carryforwards                                  1,442           1,442
Net operating loss carryforwards                          9,218           6,236
                                                       --------        --------
                                                         16,968           9,923
                                                       --------        --------
Deferred tax liabilities:
Property, plant and equipment                                --               6
Intangible and other assets                                  --           1,395
                                                       --------        --------
                                                             --           1,401
                                                       --------        --------
Excess of deferred tax assets over
  deferred tax liabilities                               16,968           8,522
Less valuation allowance                                (16,968)         (8,522)
                                                       --------        --------
Net deferred tax asset                                 $     --        $     --
                                                       ========        ========

      At March 31, 2001, the Company has available net operating loss carryforwards for federal and state tax purposes of approximately $24,332 and $23,248 respectively, which expire from 2002 through 2021. In addition, the Company has available approximately $1,442 in research and other tax credit carryforwards, which expire from 2002 through 2021.

      The utilization of certain net operating loss carryforwards for federal income tax purposes is subject to an annual limitation of approximately $200 as a result of a previous change in ownership of one of the Company's subsidiaries. In addition, these pre-change losses may only be utilized to the extent that taxable income is generated by the subsidiary. These limitations do not reduce the total amount of net operating losses that may be taken for federal income tax purposes, but rather substantially limit the amount that may be used during a particular year. As a result, it is more likely than not that the Company will be unable to use a significant portion of these net operating loss carryforwards.

      The reconciliation of income tax attributable to income before taxes for the years ended March 31, 2001, 2000 and 1999 computed at the U.S. statutory tax rate to the Company's effective tax rate is as follows:

                                               2001        2000         1999
                                             -------      ------        ----

U.S. statutory rate                          (34.0)%      (34.0)%       34.0%
Increases (decreases) resulting from:
      State taxes, net of federal benefit       --           --         10.5
      Business credits                          --          2.9        (71.6)
      Amortization of goodwill                16.9         (8.7)        40.8
      Stock option compensation                 --           --          6.6
      Expired net operating losses              --           --          7.8
      Change in valuation allowance           17.1         84.5           --
      Other                                     --         (3.1)         8.9
                                             -----        -----        -----
 Effective rate                                 --%        41.6%        37.0%
                                             =====        =====        =====

NOTE 13 - DISCLOSURES ABOUT SEGMENTS AND RELATED INFORMATION

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

      The sales revenue and gross profit of each reportable segment for the years ended March 31, 2001, 2000 and 1999 is set forth below:

                             2001                   2000                 1999
                     -------------------    -------------------   -------------------
                                   Gross                 Gross                 Gross
                       Sales      Profit     Sales      Profit     Sales      Profit
                     --------   --------    --------   --------   --------   --------
Payphone segment     $ 26,957   $  7,045    $ 47,217   $ 11,887   $ 65,263   $ 21,439
Internet appliance
  segment               1,339     (3,970)         78         19         --         --
                     --------   --------    --------   --------   --------   --------
                     $ 28,296   $  3,075    $ 47,295   $ 11,906   $ 65,263   $ 21,439
                     ========   ========    ========   ========   ========   ========

      The sales revenue of each reportable segment by customer group for the years ended March 31, 2001, 2000 and 1999 is summarized as follows:

                                                   2001        2000        1999
                                                 -------     -------     -------
Payphone segment:
  Private operators and distributors             $ 5,371     $13,726     $25,076
  Telephone companies                             19,003      27,209      32,507
  International operators                          2,583       6,282       7,680
Internet appliance segment:
  Telephone companies                                288          --          --
  International operators                          1,051          78          --
                                                 -------     -------     -------
                                                 $28,296     $47,295     $65,263
                                                 =======     =======     =======

      The Company does not allocate assets or other corporate expenses to reportable segments. Set forth below is a reconciliation of segment gross profit information to the Company's financial statements.

                                                 2001        2000        1999
                                               --------    --------    --------
Total gross profit of  reportable segments     $  3,075    $ 11,906    $ 21,439
Unallocated corporate expenses                  (46,705)    (19,808)    (20,865)
                                               --------    --------    --------
(Loss) income before income taxes              $(43,630)   $ (7,902)   $    574
                                               ========    ========    ========

      Information with respect to sales of products and services of the Company's reportable segments during the years ended March 31, 2001, 2000 and 1999 is set forth below:

                                                       2001     2000      1999
                                                     -------   -------   -------
Payphone segment:
  Payphone terminals                                 $ 7,364   $12,896   $23,758
  Printed circuit board control modules and kits       8,970    15,056    18,790
  Components, assemblies and other products            3,285     5,804    12,200
  Repair, refurbishment and upgrade services           6,977    12,363     9,895
  Other services                                         361     1,098       620
Internet appliance segment:
  Internet appliance terminals                         1,156        78        --
  Components, assemblies and other products               57        --        --
  Services and advertising                               126        --        --
                                                     -------   -------   -------
                                                     $28,296   $47,295   $65,263
                                                     =======   =======   =======

      The Company markets its products and services in the United States and in certain foreign countries. The Company's international payphone business consists of export sales and the Company does not presently have any foreign operations. Sales by geographic region for the years ended March 31, 2001, 2000 and 1999 were as follows:

                                                       2001     2000      1999
                                                     -------   -------   -------
United States                                        $24,662   $40,935   $57,583
Canada                                                 1,297     2,851     3,197
Latin America                                          1,983     3,023     3,943
Europe, Middle East and Africa                            --       410        41
Asia Pacific                                             354        76       499
                                                     -------   -------   -------
                                                     $28,296   $47,295   $65,263
                                                     =======   =======   =======

      During the years ended March 31, 2001, 2000 and 1999, one customer accounted for 53%, 39% and 20%, respectively, of the Company's sales. Two domestic telephone companies and two international private payphone operators account for $3,494 (71%) and $390 (8%), respectively, of the Company's accounts and notes receivable at March 31, 2001.

NOTE 14 - SAVINGS PLAN

      The Company has a savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may voluntarily contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. The 401(k) retirement and profit sharing plan of an acquired entity was merged into the Company's savings plan on January 1, 1999, and the Company's plan was amended to include provisions at least as favorable as those of the merged plan. The Company matches up to 50% of the participants' contributions, up to an additional 2% of the participants' compensation. Participants are 100% vested with respect to their contributions to the plan. Vesting in Company matching contributions begins at 20% after one year of service with the Company and increases annually each year thereafter until full (100%) vesting upon five years of service. The plan pays retirement benefits based on the participant's vested account balance. Benefit distributions are generally available upon a participant's death, disability or retirement. Participants generally qualify to receive retirement benefits upon reaching the age of 65. Early retirees generally qualify for benefits provided they have reached age 55 and have completed 5 years of service with the Company. Benefits are payable in lump sums equal to 100% of the participant's account balance. Plan expense approximated $108, $189 and $151, respectively, for the years ended March 31, 2001, 2000 and 1999.

NOTE 15 - OTHER CHARGES

      Other charges for the years ended March 31, 2001 and 2000 consist of the impairment losses discussed in Note 3 and the restructuring/reorganization charges and credits discussed in Note 9.

      During the year ended March 31, 1999, the Company was involved in negotiations concerning a possible business combination with an international telecommunications equipment manufacturer. During April 1999, the Company decided that the terms and conditions of the business combination as then proposed would not be, at that time, in the best long-term interests of the Company's stockholders, and terminated the negotiations. In connection therewith, the Company charged to operations approximately $1.2 million of expenses, consisting primarily of legal, accounting and consulting fees and expenses incurred by the Company during the negotiations and in connection with due diligence investigations. This charge, together with charges of $490 related to the reorganization discussed in Note 9 and other miscellaneous charges of $42, are reflected as other charges in the accompanying consolidated statement of operations and other comprehensive income (loss) for the year ended March 31, 1999.

NOTE 16 - SELECTED QUARTERLY DATA (UNAUDITED)

      A summary of selected unaudited statements of operations and other comprehensive income (loss) data for the quarters ended June 30, 2000, September 30, 2000, December 31, 2000 and March 31, 2001 is set forth below:

                                                  Quarter Ended
                                  ----------------------------------------------
                                  June 30,  September 30, December 31, March 31,
                                    2000         2000        2000        2001
                                  --------  ------------- ------------ ---------
                                                   (Unaudited)

Net sales and revenues            $  9,271    $  7,092    $  5,830     $  6,103
Gross profit                      $  2,050    $  1,246    $  1,137     $ (1,358)
Net income (loss)                 $ (2,134)   $ (2,029)   $ (2,070)    $(37,397)
Comprehensive income (loss)       $ (2,303)   $ (2,041)   $ (2,164)    $(37,427)
Earnings (loss) per common and
  common equivalent share:
    Basic                         $  (0.16)   $  (0.15)   $  (0.15)    $  (2.71)
    Diluted                       $  (0.16)   $  (0.15)   $  (0.15)    $  (2.71)

      During the quarter ended March 31, 2001, the Company recorded other charges of $32,964 consisting of impairment losses on long-lived assets of $33,220 and restructuring credits of $256 related to a restructuring of the Company's payphone business in fiscal 2000. In addition, during the quarter ended March 31, 2001, the Company recorded additional impairment reserves related to the estimated net realizable value of inventories of its Internet appliance business of approximately $2,193.

      A summary of selected unaudited statements of operations and other comprehensive income (loss) data for the quarters ended June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000 is set forth below:

                                                Quarter Ended
                              ------------------------------------------------
                               June 30,  September 30 December 31,   March 31,
                                 1999        1999         1999         2000
                              --------     --------     --------     --------
                                                (Unaudited)

Revenues and net sales        $ 12,758     $ 13,451     $ 12,669     $  8,417
Gross profit                  $  3,986     $  2,649     $  3,495     $  1,985
Net loss                      $   (350)    $ (1,574)    $ (1,484)    $ (7,780)
Comprehensive loss            $   (350)    $ (1,623)    $ (1,507)    $ (7,685)
Loss per common and
  common equivalent share:
    Basic                     $  (0.03)    $  (0.12)    $  (0.11)    $  (0.57)
    Diluted                   $  (0.03)    $  (0.12)    $  (0.11)    $  (0.57)

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Litigation

      The Company is subject to various legal proceedings incidental to its business. However, such legal proceedings have been stayed pursuant to the Chapter 11 Proceedings. Since the Chapter 11 Proceedings may affect any potential liability, the ultimate outcome of these matters cannot be determined or predicted.

Operating Leases

      Minimum future rental payments at March 31, 2001 under non-cancelable operating leases with an initial term of more than one year are summarized as follows:

               Fiscal 2002                                   $ 173
               Fiscal 2003                                     124
               Fiscal 2004                                     112
               Fiscal 2005                                      66
                                                             -----
                                                             $ 475
                                                             =====

      Rent  expense  for  the  years  ended  March  31,  2001,   2000  and  1999
approximated $306, $399 and $421, respectively.

License Agreements

      Pursuant to the terms of patent license agreements, the Company is committed to pay royalties with respect to sales of licensed products. Royalty expense under these agreements during the years ended March 31, 2001, 2000 and 1999 approximated $239, $319 and $220, respectively.

Employment Contracts

      The employment agreement between the Company and its President and Chief Executive Officer provides for minimum annual base compensation of $250 and incentive compensation of up to 50% of base compensation at the discretion of the Board of Directors, subject to a minimum of 25% of base compensation for the period beginning October 15, 1999 and ending December 31, 2000. In addition, under the terms of the agreement, the President and Chief Executive Officer is entitled to receive benefits made available to other executives of the Company and reimbursement of relocation expenses. Further, the agreement provides for the payment of severance compensation if the Company terminates the agreement without cause equal to $250 unless the remaining term of the agreement is less than 12 months in which event such amount is prorated over the remainder of the term. The employment agreement also contains confidentiality and non-compete provisions. The agreement expires on October 11, 2002 and may be terminated earlier by either party with 30 days prior written notice.

      In addition, the Company has entered into employment agreements with certain of its other officers that continue in effect until either party to the agreement terminates the agreement with at least 60 days prior written notice, subject to certain earlier termination provisions. Pursuant to the agreements, the officers are entitled to minimum compensation aggregating $370 annually. In addition, if these agreements are terminated by the Company without cause, the officers are entitled to receive the amount of compensation and benefits they would otherwise have received for a period of six months from the date of termination and thereafter until they locate employment comparable to their employment at the date of termination but not for a period longer than twelve months from the date of termination of employment.

Purchase Commitments

      Pursuant to the terms of certain manufacturing agreements between the Company and subcontractors, the Company is committed to purchasing materials acquired by the subcontractors to fulfill orders placed by the Company upon the occurrence of certain events, including the termination of the agreements and cancellation of purchase orders. These purchase commitments are estimated to range between $2,000 and $2,500 at March 31, 2001, and are subject to compromise pursuant to the Chapter 11 Proceedings.

Retention Plan

      On June 28, 2001, the Bankruptcy Court approved the Company's Key Employee Retention and Severance Plan (the "Retention Plan") and authorized the Company to make payments pursuant to the terms of the Retention Plan. The Retention Plan provides for the payment of retention bonuses aggregating approximately $766 to officers and key employees between the date of the order of the Bankruptcy Court and June 1, 2002. In addition, the Retention Plan provides for the payment of emergence bonuses aggregating approximately $646 to officers and key employees when and if the Company's reorganization plan is substantially consummated. In addition, the Retention Plan provides for payment of severance benefits to officers and key employees aggregating approximately $607 upon termination of employment without cause during the pendency of the Chapter 11 cases provided, however, that payments of emergence bonuses shall be credited against any such severance benefits.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Directors

      Directors are elected to serve for a one-year term and until their successors are elected and qualified. Directors of the Company who were serving as such at the end of fiscal 2001 are as follows:

         Name                                Age             Director Since

         Michael J. Boyle                    55                   1999
         Charles H. Moore                    71                   1993
         Thomas E. Patton                    60                   1989
         Mark L. Plaumann                    45                   1997

      Michael J. Boyle has served as President and Chief Executive Officer of the Company since October 1999. He became Chairman of the Board of the Company in February 2000. Prior to joining Elcotel Mr. Boyle was the President and CEO of Phoenix Wireless Group ("Phoenix"), a venture capital funded software development and services company serving the wireless and IP industry. Phoenix developed advanced software based features and services designed to integrate the converging networks in voice, data and wireless. Mr. Boyle was with Phoenix from January 1998 until its sale to Lucent Technologies Inc. in June of 1999. From May of 1991 to January 1998, Mr. Boyle served as Senior Vice President, General Manager of Operations for Fujitsu Business Communications Systems (a wholly owned subsidiary of Fujitsu Limited), a provider of wireless and wireline telecommunications equipment and software for enterprise customers and backbone networks. From June 1989 to May 1991, he served as Division President of Bell + Howell Corporation and a senior member of a management led privatization of this public corporation. From May 1982 to June 1989, Mr. Boyle served as Vice President and General Manager at ROLM/IBM. Previously, Mr. Boyle held a variety of sales and management roles for the Xerox Corporation and in his own business. Mr. Boyle holds a Masters in Management degree from Northwestern University Kellogg School of Management.

      Mr. Moore has been a director of the Company since December 1993. Mr. Moore has served the Committee to Encourage Corporate Philanthropy since November 1999, most recently as its Executive Director. Mr. Moore was the Director of Athletics of Cornell University from November 1994 to September
1999. From November 1992 to October 1994, Mr. Moore was Vice Chairman of Advisory Capital Partners, Inc., an investment advisory firm. From July 1988 to October 1992, Mr. Moore served as President and Chief Executive Officer of Ransburg Corporation, a producer of industrial coating systems and equipment, and from August 1991 to October 1992 as Executive Vice President of Illinois Tool Works, Inc., a multinational manufacturer of highly engineered components and systems. Mr. Moore is currently a director of The Sports Authority and a member of the National Board of the Smithsonian Institution.

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

Executive Officers

      Executive officers are elected by the Board of Directors and serve until they resign or are removed by the Board. The Company's executive officers that were serving as such at the end of fiscal 2001 are as follows:

     Name                      Age        Positions and Offices

     Michael J. Boyle          55         President, Chief Executive Officer
                                          and Chairman of the Board
     Daniel S. Fragen          42         Senior Vice President, Worldwide
                                          Sales and Marketing
     Jerrold Kollman           51         Vice President, International Sales
     Kenneth W. Noack          63         Vice President, Operations
     Timothy N. Sorenson       38         Vice President, Engineering and
                                          Development
     William H. Thompson       48         Senior Vice President, Administration
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

      Mr. Kollman joined the Company as Vice President of International Sales in June 2000 and he served the Company in that capacity until his resignation in April 2001. From November 1998 to June 2000, Mr. Kollman was Vice President and General Manager of the International Division of Perle Systems Limited, a provider of remote access products. From June 1991 to November 1998, he held various executive positions including General Manager, International Division, of Fujitsu Business Communications Systems, Inc. Prior to that, between February 1978 and May 1991, Mr. Kollman held various sales positions with Telenova, a telecommunications sales and service manufacturer and distributor. Mr. Kollman holds a Masters in International Management degree from the American Graduate School of International Management.

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

      Mr. Sorenson joined the Company in February 1999 as a Systems Architect and became Vice President of Engineering and Development in January 2001. Prior to joining the Company, Mr. Sorenson served L-3 Communications Inc. for 15 years, most recently as a Principal Systems Engineer, where he designed and developed several generations of Solid State Voice and Data Flight Recorders used in the airline industry. Mr. Sorenson holds a Bachelors of Science degree from the College of Engineering, University of South Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section  16(a)  of the  Securities  Exchange  Act  of  1934  requires  the
Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders") to file reports of ownership and certain changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of those reports. Based solely on a review of Forms 3 and 4 and amendments thereto during the most recent fiscal year ended March 31, 2001 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2001, Mr. Sorenson filed late his Form 3, "Initial Statement of Beneficial Ownership of Securities" (required as a result of his appointment as Vice President of Engineering and Development in January 2001).

Item 11.   EXECUTIVE COMPENSATION

      This item  contains  information  about  compensation,  stock  options and
employment   arrangements  and  other  information  concerning  certain  of  our executive officers.

                           Summary Compensation Table

      The following table sets forth the compensation earned for services rendered during the fiscal years indicated by our Chief Executive Officer and our four most highly compensated executive officers other than the Chief Executive Officer whose salary and bonus exceeded $100,000 during the year ended March 31, 2001 ("named executive officers").

                                                                                               Long Term
                                                                                                 Compen-
                                                                                                 sation
                                                        Annual Compensation                      Awards
                                          -----------------------------------------------     ------------
            (a)                  (b)          (c)                (d)              (e)              (g)          (i)
                                                                                 Other          Securities
                                                                                 Annual         Underlying    All Other
                                                                                 Compen-         Option/       Compen-
    Name and Principal                                                           sation            SARs        sation
         Position                Year      Salary ($)            Bonus ($)         ($)           (#) (1)        ($)
----------------------------     ----      ----------         ------------     ------------     ---------    ----------
Michael J. Boyle                 2001        250,000          108,836 (2)       90,087 (3)       87,600          258 (4)
Chairman, President and          2000        105,894           47,414 (2)        5,949 (3)      539,988           28
Chief Executive Officer          1999             --               --               --               --           --

Daniel S. Fragen                 2001        192,195 (5)       14,835 (6)       98,120 (7)       85,000        3,505 (8)
Senior Vice President            2000             --               --               --               --           --
                                 1999             --               --               --               --           --

Jerrold Kollman                  2001        136,193 (9)       19,265 (6)       10,000 (10)      65,000           79 (11)
Vice President                   2000             --               --               --               --           --
                                 1999             --               --               --               --           --

Kenneth W. Noack                 2001        110,000            9,900 (6)           --           35,000        2,609 (12)
Vice President                   2000        108,904               --               --           55,000        2,689
                                 1999        105,250            6,000 (6)           --           25,000        2,802

William H. Thompson              2001        137,500           12,375 (6)        6,749 (3)       35,000        1,777 (13)
Senior Vice President            2000        134,385               --            8,273 (3)       70,000        3,013
                                 1999        124,532           12,000 (6)       17,221 (3)       25,000        1,592
---------------------

Footnotes to Summary Compensation Table

(1) Represents the number of shares of common stock underlying options granted under our 1991 Stock Option Plan, except with respect to options granted to Mr. Boyle in 1999, which were granted under our 1999 Stock Option Plan.

(2) Represents bonus compensation accrued under the terms of Mr. Boyle's employment agreement. During the year ended March 31, 2001, Mr. Boyle was paid $125,000 of such accrued bonus compensation for the period beginning October 15, 1999 and ending December 31, 2000.

(3) Represents payments and reimbursements of relocation expenses, including related income taxes.

(4)   Represents the taxable portion of Company paid group term life insurance.

(5) Includes paid sales commissions of $27,962 and accrued sales commissions of $2,115.

(6) Represents bonuses paid or accrued pursuant to the Company's executive and key employee incentive compensation plan.

(7) Includes payments and reimbursements of relocation expenses including related income taxes and an employment-signing bonus of $15,000.

(8) Includes the taxable portion of Company paid group term life insurance of $50 and matching contributions of $3,455 that we made to our 401(k) savings plan for the account of the executive.

(9) Includes paid sales commissions of $12,820 and accrued sales commissions of $12,988.

(10)  Represents an employment-signing bonus of $10,000.

(11)  Represents the taxable portion of Company paid group term life insurance.

(12) Includes the taxable portion of Company paid group term life insurance of $396 and matching contributions of $2,213 that we made to our 401(k) savings plan for the account of the executive.

(13) Includes the taxable portion of Company paid group term life insurance of $90 and matching contributions of $1,687 that we made to our 401(k) savings plan for the account of the executive.

Stock Option Grants in the Last Fiscal Year

      The following table sets forth certain information with respect to stock options to purchase shares of our common stock that were granted to each of the named executive officers during the year ended March 31, 2001.

                                                                                                  Potential
                                                                                             Realizable Value at
                                                                                                Assumed Annual
                                                                                             Rates of Stock Price
                                                                                                Appreciation
                                 Individual Grants                                           for Option Term (4)
----------------------------------------------------------------------------------------   -----------------------
           (a)                (b)               (c)            (d)            (e)            (f)            (g)
                                             % of Total
                            Number            Options
                              of             Granted to
                          Securities         Employees       Exercise
                          Underlying         in Fiscal        Price        Expiration
Name                        Options             Year        ($/Share)         Date            5%             10%
----------------          ----------         ----------     ---------      ----------      --------       --------
Michael J. Boyle            36,000 (1)          3.6%        $ 2.0650        07/17/05       $ 20,539       $ 45,385
                             1,600 (1)          0.2%        $ 2.0400        07/18/05            902          1,993
                            50,000 (2)          5.1%        $ 0.7500        10/31/05         10,361         22,894
Daniel S. Fragen            50,000 (3)          5.1%        $ 2.3130        04/13/05         31,952         70,605
                            35,000 (2)          3.5%        $ 0.7500        10/31/05          7,252         16,026
Jerrold Kollman             30,000 (3)          3.0%        $ 1.9380        06/01/05         16,063         35,495
                            35,000 (2)          3.5%        $ 0.7500        10/31/05          7,252         16,026
Kenneth W. Noack            35,000 (2)          3.5%        $ 0.7500        10/31/05          7,252         16,026
William H. Thompson         35,000 (2)          3.5%        $ 0.7500        10/31/05          7,252         16,026

--------------------

      (1) These options were granted under the 1991 Stock Option Plan at an exercise price equal to the per share market value of our common stock on the grant date upon the exercise of options previously granted to Mr. Boyle under the 1999 Stock Option Plan. Options covering the purchase of 539,998 of our common stock granted to Mr. Boyle on October 15, 1999 under the 1999 Stock Option Plan were initially exercisable in increments of 15,000 shares at the end of each month during the first twenty-four (24) months after the date of grant and in increments of 14,999 shares at the end of each month during the succeeding twelve months. Pursuant to resolutions adopted by the Board of Directors, unvested options granted to Mr. Boyle under the 1999 Stock Option Plan became exercisable on July 13, 2000, and the Board agreed to grant additional options to Mr. Boyle to purchase the number of shares acquired by Mr. Boyle upon exercise of options granted under the 1999 Stock Option Plan at exercise prices equal to market value on the date of grant.

      (2) These options were granted under the 1991 Stock Option Plan at an exercise price equal to the per share market value of our common stock on the grant date. The options become exercisable monthly on a pro-rata basis over a period of two years from the date of grant.

      (3) These options were granted under the 1991 Stock Option Plan at an exercise price equal to the per share market value of our common stock on the grant date. The options become exercisable at a rate of twenty-five percent each year beginning one year after the date of grant.

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

Aggregated Stock Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth for each of the named executive officers certain information with respect to stock options exercised during the year ended March 31, 2001 and the number and value of exercisable and unexercisable options held by named executive officers as of March 31, 2001. The "Value Realized" on "Shares Acquired on Exercise" during the year ended March 31, 2001 is based on the difference between the closing market price of our common stock on the exercise date and the option exercise price per share. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is based on the difference between the closing market price of our common stock on March 31, 2001 ($.063 per share) and the option exercise price per share.

            (a)                     (b)           (c)              (d)                    (e)
                                                                Number of
                                                               Securities               Value of
                                                               Underlying             Unexercised
                                                               Unexercised            In-the-Money
                                                               Options at              Options at
                                  Shares                         Fiscal                  Fiscal
                                 Acquired                       Year-End                Year-End
                                    on           Value        Exercisable/            Exercisable/
                                 Exercise      Realized       Unexercisable          Unexercisable
Name                                (#)           ($)              (#)                    ($)
-----------------------------   ----------     --------       -------------          -------------
Michael J. Boyle                  36,700        14,816        550,413/39,585              0/0

Daniel S. Fragen                      --            --          7,289/77,711              0/0

Jerrold Kollman                       --            --          7,289/57,711              0/0

Kenneth W. Noack                      --            --         39,539/83,461              0/0

William H. Thompson                   --            --       117,539/100,211              0/0

Employment Contracts and Termination of Employment and Change in Control Arrangements

      Mr. Michael J. Boyle. We entered into an employment agreement with Mr. Boyle that became effective as of October 15, 1999. The employment agreement expires on October 11, 2002 and may be terminated earlier by either party with 30 days prior written notice. The agreement provides for minimum annual base compensation of $250,000 and an annual bonus of up to 50% of base compensation at the discretion of the Board of Directors, subject to a minimum bonus of 25% of base compensation for the period beginning October 15, 1999 and ending December 31, 2000. In addition, under the terms of the agreement, as amended by subsequent actions taken by the Board of Directors, Mr. Boyle is entitled to receive benefits made available to other executives of the Company and reimbursement of all relocation expenses as approved by the Board. Further, the agreement provides for the payment of severance compensation if the Company terminates the agreement without cause equal to $250,000 unless the remaining term of the agreement is less than twelve (12) months, in which event such amount is prorated over the remainder of the term. The employment agreement also contains confidentiality and non-compete provisions. Under the terms of the agreement, we granted options under our 1999 Stock Option Plan to Mr. Boyle to purchase 539,988 shares of our common stock at an exercise price of $1.67 per share.

      Initially, the options granted to Mr. Boyle were to vest and become exercisable ratably at the end of each month over the term of the employment agreement. However, the Board of Directors accelerated the vesting of such options to permit exercise thereof as of July 13, 2000. Pursuant to the terms of the employment agreement, unvested options expire immediately if Mr. Boyle voluntarily terminates his employment for any reason or if the Company terminates Mr. Boyle's employment for cause. Upon the termination of Mr. Boyle's employment by the Company without cause, options that would have vested during the twelve months after such termination of employment or during the remaining term of the employment agreement between Mr. Boyle and the Company, whichever is less, immediately vest and are thereafter exercisable until their expiration date, and any remaining unvested options expire as of the termination date.

      In addition, the agreement provides that all outstanding options held by Mr. Boyle immediately vest in the event of a change in control of the Company, including the transfer, exchange or sale of substantially all of the Company's assets to a non-affiliated third party, a merger or consolidation of the Company pursuant to which the stockholders of the Company own less than 50% of the surviving entity or the entity into which the common stock of the Company is converted or if any person, other than Wexford Management LLC or its affiliates or Fundamental Management Corporation or its affiliates, becomes the owner directly or indirectly of securities of the Company or its successor representing 35% or more of the combined voting power of the Company's or its successor's securities then outstanding.

      Under the terms of the agreement, Mr. Boyle is indemnified with respect to claims made against him as an officer and/or employee of the Company or any of its subsidiaries to the fullest extent permitted by our Certificate of Incorporation, our Bylaws and Delaware corporation law.

      Other Named Executive Officers. Each of Messrs. Noack and Thompson entered into employment agreements that became effective as of December 10, 1998 and that continue in effect until either party terminates the agreement with at least 60 days prior written notice, subject to certain earlier termination provisions. The agreements provide for the payment of base annual salaries of at least $105,000 and $125,000 to Messrs. Noack and Thompson, respectively, while employed by the Company. The base salaries of Messrs. Noack and Thompson are subject to annual review for merit and other increases at the discretion of the Board. Messrs. Noack and Thompson are also reimbursed (in accordance with Company policy from time to time in effect) for all reasonable business expenses incurred by them in the performance of their duties.

      Mr. Kollman entered into an employment agreement that became effective as of July 11, 2000 and that continues in effect until either party terminates the agreement with at least 60 days prior written notice, subject to certain earlier termination provisions. The agreement provides for the payment of a base annual salary of at least $140,000 to Mr. Kollman while employed by the Company, and the payment of sales commissions on the basis determined by the Company. The base salary of Mr. Kollman is subject to annual review for merit and other increases at the discretion of the Board. Mr. Kollman is also reimbursed (in accordance with Company policy from time to time in effect) for all reasonable business expenses incurred by him in the performance of his duties.

      Under the terms of the agreements, Messrs. Kollman, Noack and Thompson (the "Officers") are entitled to the same benefits made available to other senior executives on the same terms and conditions as such executives. The Officers are also entitled to receive an annual incentive bonus, if any, as determined or approved by the Board or the Compensation Committee under the Company's incentive compensation plan. Also, under the terms of the agreements, the Officers will be granted such options to purchase shares of our common stock as approved by the Compensation Committee.

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

      Key Employee Retention and Severance Plan. On June 28, 2001, the Bankruptcy Court approved the Company's Key Employee Retention and Severance Plan (the "Retention Plan") and authorized the Company to make payments pursuant to the terms of the Retention Plan. The Retention Plan provides for the payment of retention bonuses aggregating approximately $766 to officers and key employees between the date of the order of the Bankruptcy Court and June 1, 2002. In addition, the Retention Plan provides for the payment of emergence bonuses aggregating approximately $646 to officers and key employees when and if the Company's reorganization plan is substantially consummated. In addition, the Retention Plan provides for payment of severance benefits to officers and key employees aggregating approximately $607 upon termination of employment without cause during the pendency of the Chapter 11 cases provided, however, that payments of emergence bonuses shall be credited against any such severance benefits. In addition, participants in the Retention Plan are entitled to severance benefits upon termination of employment by a successor company within six months of a purchase transaction or upon the sale of all or substantially all of the Company's assets. Aggregate retention and emergence bonuses payable to Messrs. Boyle, Fragen, Noack, Sorenson and Thompson pursuant to and subject to the terms of the Retention Plan approximate $250,000, $131,000, $87,000, $91,000 and $109,000, respectively. Maximum severance benefits payable to Messrs. Boyle, Fragen, Noack, Sorenson and Thompson pursuant to and subject to the terms of the Retention Plan approximate $250,000, $83,000, $55,000, $58,000 and $69,000, respectively.

Directors' Compensation

      Directors who are not employees receive an annual retainer fee of $15,000. In addition, the Directors are entitled to receive stock option grants under our Directors' Stock Option Plan or other plan in effect to purchase up to 5,000 shares of common stock based on the percentage of the number of meetings of the Board attended by them. Directors are also reimbursed for expenses in attending Board and Board committee meetings. During the year ended March 31, 2001, Messrs. Moore, Patton and Plaumann received the annual retainer fee of $15,000. In addition, on March 31, 2001, the Company granted stock options to purchase 3,000 shares of common stock to Messrs. Patton and Plaumann and 2,000 shares to Mr. Moore under the Directors' Stock Option Plan at an exercise price of $2.00 per share based on their attendance at meetings of the Board.

      In addition, non-employee directors automatically receive "formula" stock option grants under our Directors' Stock Option Plan. Each non-employee director first elected to the Board automatically receives an option to purchase 4,000 shares of common stock on the date of his or her election to the Board. In addition, each non-employee director then serving on a committee of the Board and each non-employee director then serving as chairman of a committee of the Board automatically receives on the last day of the fiscal year (March 31) an option to purchase 1,000 shares of common stock with respect to each such committee and each such chairmanship. In addition, on July 13, 1998, the Directors' Stock Option Plan was amended to provide for the grant of stock options to non-employee directors at the discretion of the Compensation and Stock Option Committee.

      On March 31, 2001, the Company granted formula stock options to purchase 4,000 shares of common stock to each of Messrs. Moore, Patton and Plaumann under the Directors' Stock Option Plan at an exercise price of $2.00 per share. In addition, during the year ended March 31, 2001, the Company granted discretionary stock options to purchase 5,000 shares of common stock to Messrs. Moore, Patton, Plaumann at an exercise price of $2.00 per share. Options granted under the Directors' Stock Option Plan become fully exercisable one year after the date of grant and expire five years from the date of grant.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board, which during the year ended March 31, 2001 consisted of Messrs. Moore, Patton and Plaumann, makes decisions concerning executive compensation. Messrs. Moore, Patton and Plaumann are neither officers nor employees of the Company or any of its subsidiaries. During the year ended March 31, 2001, none of our executive officers served as a member of the compensation committee or as director of another entity of which any executive officers thereof served as a director or member of our Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following tables sets forth certain information regarding beneficial ownership of our outstanding common stock at June 4, 2001 according to information supplied to us by: (i) each person we know to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all of our current directors and executive officers as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of common stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he could obtain voting or investment power within 60 days, such as upon the exercise of options or warrants. The numbers and percentages assume for each person or group listed, the exercise of all warrants and stock options held by such person or group that are exercisable within 60 days of June 4, 2001, but not the exercise of such warrants and stock options owned by any other person. Except as otherwise indicated in the footnotes, we believe that the beneficial owners of our common stock listed below have sole investment and voting power with respect to the shares of common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

Name and Address                             Number of Shares         Percentage
of Beneficial Owner                         Beneficially Owned         of Class
-------------------                         ------------------        ----------
Wexford Partners Fund L.P.                      2,556,169                18.5%
411 West Putnam Avenue
Greenwich, Connecticut 06830

Security Ownership of Management

Name and Address                                Number of Shares      Percentage
of Beneficial Owner                            Beneficially Owned      of Class
-------------------                            ------------------     ----------
Michael J. Boyle                                  558,735  (1)             3.9%
Charles H. Moore                                   18,100  (2)               *
Thomas E. Patton                                   18,000  (3)               *
Mark L. Plaumann                                   33,938  (4)               *
Daniel S. Fragen                                   74,921  (5)               *
Jerrold Kollman                                    34,000                    *
Kenneth W. Noack                                   83,281  (6)               *
William H. Thompson                               137,750  (7)             1.0%
All directors and executive officers
as a group (9 persons)                            988,353  (8)             6.7%

* Less than 1%

---------------

      (1) Represents shares of common stock that may be purchased upon exercise of stock options within 60 days.

      (2) Includes 75 shares held by Mr. Moore's wife and 25 shares held by Mr. Moore's daughter. Also includes 17,000 shares of common stock that may be purchased upon exercise of stock options within 60 days.

      (3) Includes 500 shares held jointly with Mr. Patton's wife. Also includes 17,000 shares of common stock that may be purchased upon exercise of stock options within 60 days.

      (4) Includes 15,000 shares of common stock that may be purchased upon exercise of stock options within 60 days and 18,938 shares of common stock that may be purchased upon exercise of common stock purchase warrants held by Greyhawke Capital Advisors LLC as to which Mr. Plaumann disclaims beneficial ownership.

      (5) Includes 25,621 shares of common stock that may be purchased upon exercise of stock options within 60 days.

      (6) Includes 58,621 shares of common stock that may be purchased upon exercise of stock options within 60 days.

      (7) Includes 137,121 shares of common stock that may be purchased upon exercise of stock options within 60 days.

      (8) Includes 600 shares held by family members of directors, 846,726 shares of common stock that may be purchased upon exercise of stock options within 60 days and 18,938 shares of common stock that may be purchased upon exercise of common stock purchase warrants held by Greyhawke Capital Advisors LLC as to which the respective director disclaims beneficial ownership.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 2, 2000, the Company engaged Greyhawke Capital Advisors LLC ("Greyhawke"), of which Mr. Plaumann serves as a Managing Member, to assist the Company in the preparation of its business plan and to assist the Company to raise capital. Under the terms of the agreement to assist the Company in the preparation of its business plan, the Company agreed to pay fees equal to $175 per hour and to issue common stock purchase warrants providing Greyhawke with the right to purchase a number of shares of the Company's common stock equal to six times cash fees earned by Greyhawke divided by the per-share exercise price of the warrants, which would be equal to 120% of the market price of the Company's common stock on the date of issuance of the warrants. Under the terms of the agreement to assist the Company to raise capital, the Company agreed to pay fees equal to three (3) percent of gross financing proceeds received by the Company as a result of the efforts of Greyhawke and to issue common stock purchase warrants providing Greyhawke with the right to purchase a number of shares of the Company's common stock equal to six (6) percent of the equity or equity equivalents purchased by the investor with an exercise price equal to 120% of the per-share price of capital raised through the efforts of Greyhawke. In addition, the Company agreed to pay all reasonable out of pocket expenses incurred by Greyhawke in the performance of services under the agreements and to indemnify Greyhawke against certain losses, claims, damages, liabilities or costs arising out of the performance of such services. Either party may terminate the agreements by written notice at any time. During the year ended March 31, 2001, the Company issued common stock purchase warrants to Greyhawke to purchase 18,938 shares of common stock, valued at $20,000, exercisable in whole or in part, through their expiration date, May 22, 2005, at an exercise price of $2.48 per share and paid Greyhawke $5,425 for business plan services rendered pursuant to the agreement. No other fees have been incurred pursuant to the agreements between the Company and Greyhawke.

      On March 1, 2000, the Company engaged Wexford Management LLC ("Wexford"), an affiliate of Wexford Partners Fund L.P., the beneficial owner of approximately 18.5% of our common stock, to assist the Company in negotiations with its bank, to raise equity capital and to perform other services requested by the Company. Under the terms of the agreement the Company agreed to pay fees equal to two (2) percent of the gross financing proceeds received by the Company as a result of the efforts of Wexford and fees equal to $375 per hour for any other services rendered to the Company. In addition, the Company agreed to pay all reasonable out of pocket expenses incurred by Wexford in the performance of services under the agreements and to indemnify Wexford against certain losses, claims, damages, liabilities or costs arising out of the performance of such services. Either party may terminate the agreements upon twenty four hours prior written notice. During the year ended March 31, 2001, the Company incurred fees aggregating $11,281 under the terms of the agreement. No other fees have been incurred under the agreement between the Company and Wexford.

      On December 17, 1997, the Company entered into a stockholders' agreement with Fundamental Management Corporation and Wexford Partners Fund, L.P., each of which was then a beneficial owner of over 5% of the Company's outstanding common stock. Pursuant to the stockholders' agreement, the Company has agreed to file a registration statement with respect to the Company's common stock owned by Wexford Partners Fund, L.P. or Fundamental Management Corporation within 45 days after any request by such persons. The Company would generally bear the expenses of such registration.

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

10.10 Mortgage Modification and Future Advance Agreement between Registrant and NationsBank, N.A. November 26, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997)

10.11 Business Loan Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.12 Commercial Security Agreement between Elcotel, Inc. and NationsBank, N.A. dated June 29, 1999 10.12 (incorporated by reference to Exhibit
            10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

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

10.18 Second Forbearance and Modification Agreement between Elcotel, Inc. and Bank of America, N.A. dated July 31, 2000 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.19* Employment Agreement between Elcotel, Inc. and Michael J. Boyle dated October 15, 1999 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.20* Employment Agreement between Elcotel, Inc. and William H. Thompson dated December 10, 1998 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.21* Employment Agreement between Elcotel, Inc. and Kenneth W. Noack dated December 10, 1998 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998)

10.22 Technology and Transfer Agreement between Registrant and Lucent Technologies Inc. dated September 30, 1997 (incorporated by reference to Exhibit 2.2 to Registrant's Form 8-K dated September 30, 1997)

10.23 Patent License Agreement between Registrant and Lucent Technologies Inc. dated September 30, 1997 (incorporated by reference to Exhibit
            2.3 to Registrant's Form 8-K dated September 30, 1997)

10.24 Stockholders' Agreement (incorporated by reference to Exhibit 2.3 to Registrant's Registration Statement on Form S-4, File No. 333-38439)

21.1        Subsidiaries of the Registrant (filed herewith)

23.1        Independent Auditors' Consent (filed herewith)

27          Financial Data Schedule (Edgar filing only)

*  Management compensation agreements and plans.

      (b) Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the fourth quarter of the year ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of July 2001.


                                            ELCOTEL, INC.
                                   By:      /s/ Michael J. Boyle
                                            -----------------------------------
                                            Michael J. Boyle
                                            President & Chief Executive Officer

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

           Signature                         Title                      Date
           ---------                         -----                      ----

By: /s/ Michael J. Boyle            President & Chief Executive     July 9, 2001
    ------------------------------  Officer, Director and
         Michael J. Boyle           Chairman of the Board

By: /s/ William H. Thompson         Senior Vice President,          July 9, 2001
    ------------------------------  Chief Financial Officer and
         William H. Thompson        Secretary (principal financial
                                    and accounting officer)

By: /s/ Charles H. Moore            Director                        July 9, 2001
    ------------------------------
         Charles H. Moore

By: /s/ Thomas E. Patton            Director                        July 9, 2001
    ------------------------------
         Thomas E. Patton

By: /s/ Mark L. Plaumann            Director                        July 9, 2001
    ------------------------------
         Mark L. Plaumann