Form 10-Q
period 2001-06-30
ELCOTEL INC
filed 2001-08-17
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 Yes |X| No |_|

As of August 10, 2001, there were 13,779,991 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars, except per share amounts in thousands)

                                                        June 30,      March 31,
                                                          2001          2001
                                                        --------      ---------
ASSETS
Current assets:
    Cash                                                $  3,027       $  3,637
    Accounts and notes receivable,
      less allowance for credit
        losses of $2,141 and $2,092                        4,655          4,948
    Inventories                                            3,275          3,477
    Refundable income taxes                                    5             22
    Prepaid expenses and other
      current assets                                       1,292            830
                                                        --------       --------
          Total current assets                            12,254         12,914
Property, plant and equipment, net                         3,769          4,026
                                                        --------       --------
                                                        $ 16,023       $ 16,940
                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities Not Subject to Compromise:
  Current liabilities: -
    Accounts payable                                    $  1,439       $  2,017
    Deferred revenue                                         463            756
    Customer advances                                          5             41
    Accrued expenses and other
      current liabilities                                  2,019          1,188
    Notes, debt and capital lease
      obligations payable - current                           16             35
                                                        --------       --------
          Total current liabilities                        3,942          4,037

Liabilities subject to compromise                         16,489         16,797
                                                        --------       --------
                                                          20,431         20,834
                                                        --------       --------
Commitments and contingencies                                 --             --
Stockholders' deficiency:
    Common stock, $.01 par value,
      40,000,000 shares authorized,
      13,831,991 shares issued                               138            138
    Additional paid-in capital                            47,565         47,565
    Accumulated deficit                                  (51,649)       (51,138)
    Accumulated other comprehensive loss                    (285)          (282)
    Less - cost of 52,000 shares of
      common stock in treasury                              (177)          (177)
                                                        --------       --------
          Total stockholders' deficiency                  (4,408)        (3,894)
                                                        --------       --------
                                                        $ 16,023       $ 16,940
                                                        ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)

                                                           Three Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
Revenues and net sales:
  Product sales                                          $  4,366      $  7,113
  Service revenues                                          2,216         2,158
                                                         --------      --------
                                                            6,582         9,271
                                                         --------      --------
Cost of revenues and sales:
  Cost of products sold                                     2,974         5,285
  Cost of services                                          1,899         1,983
                                                         --------      --------
                                                            4,873         7,268
                                                         --------      --------
Gross profit                                                1,709         2,003
                                                         --------      --------
Other costs and expenses:
    Selling, general and administrative                     1,042         2,175
    Engineering, research and development                     581         1,094
    Reorganization costs                                      617            --
    Amortization of goodwill and
      indentified intangible assets                            --           448
    Interest (income) expense, net
      (contractual interest $680 for
      the three months ended June 30, 2001)                   (20)          420
                                                         --------      --------
                                                            2,220         4,137
                                                         --------      --------
Net loss                                                     (511)       (2,134)
Other comprehensive loss, net of tax:
Holding loss on marketable securities                          (3)         (169)
                                                         ========      ========
Comprehensive loss                                       $   (514)     $ (2,303)
                                                         ========      ========
Loss per common and common
  equivalent share:
      Basic                                              $  (0.04)     $  (0.16)
                                                         ========      ========
      Diluted                                            $  (0.04)     $  (0.16)
                                                         ========      ========
Weighted average number of common and
  common equivalent shares outstanding:
      Basic                                                13,780        13,742
                                                         ========      ========
      Diluted                                              13,780        13,742
                                                         ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             Three Months Ended
                                                                  June 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Cash flows from operating activities
    Net loss                                                 $  (511)   $(2,134)
    Adjustments to reconcile net loss to net
      cash provided by (used for) operating activities:
        Depreciation and amortization                            255      1,128
        Provision for credit losses                               39         95
        Loss on disposition of equipment                           1         --
        Provisions for obsolescence and warranty
          expense                                                136        190
        Stock option compensation                                  5         22
        Value of services received in return for
          issuance of common stock purchase warrants              --         24
        Changes in operating assets and liabilities:
          Accounts and notes receivable                         (792)       573
          Inventories                                            137        979
          Refundable income taxes                                 17         --
          Prepaid expenses and other current assets             (465)        29
          Other assets                                            --       (180)
          Accounts payable                                       283       (679)
          Deferred revenue                                      (293)        20
          Customer advances                                      (36)        31
          Accrued expenses and other current liabilities         658       (418)
                                                             -------    -------
      Net cash used for operating activities                    (566)      (320)
                                                             -------    -------
Cash flows from investing activities
    Capital expenditures                                          --        (71)
    Proceeds from disposition of equipment                         1         --
    Capitalized software expenditures                             --       (419)
                                                             -------    -------
      Net cash provided by (used for) investing activities         1       (490)
                                                             -------    -------
Cash flows from financing activities
    Principal payments on notes payable and
      capital lease obligations                                  (45)      (198)
                                                             -------    -------
      Net cash used for financing activities                     (45)      (198)
                                                             -------    -------
Decrease in cash                                                (610)    (1,008)
Cash, beginning of period                                      3,637      1,153
                                                             -------    -------
Cash, end of period                                          $ 3,027    $   145
                                                             =======    =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars, except per share amounts, in thousands)

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

      On January 22, 2001 (the "Petition Date"), Elcotel and its subsidiaries, Technology Service Group, Inc. and Elcotel Direct, Inc. (collectively the "Debtors"), filed voluntary petitions seeking protection and reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") under Case Numbers 01-01077-8C1, 01-01078-8C1 and 01-01079-8C1 (the "Chapter 11
Proceedings"). The Chapter 11 Proceedings have been consolidated for the purpose of joint administration under Case Number 01-01077-8C1. The Debtors are currently operating their businesses as debtor-in-possession ("DIP") pursuant to orders of relief under the jurisdiction of the United States Bankruptcy Court, Middle District of Florida Tampa Division (the "Bankruptcy Court"). As such, the debtors cannot engage in transactions considered to be outside the ordinary course of business without obtaining Bankruptcy Court approval. See Note 2.

      The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which the Company adopted on the Petition Date. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the ordinary course of business.

      The events resulting in the Company's filing for relief under the Bankruptcy Code, including recurring operating losses and its inability to meet its debt service requirements, raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon, among other things, the terms of the ultimate plan of reorganization and confirmation thereof under the Bankruptcy Code and the ability of the Company to: (i) obtain adequate sales and revenues to achieve profitable operations;
(ii) generate sufficient cash from operations and financing sources to meet its obligations; (iii) continue to be authorized to use cash collateral; and (iv) obtain adequate post reorganization financing. There can be no assurance that the Company's proposed Joint Plan of Reorganization (the "Plan") filed on July 16, 2001 (see Note 2) will be approved by the Bankruptcy Court or that the Plan will allow the Company to operate profitably. Actions of the Bankruptcy Court regarding the Plan and other matters during the Chapter 11 Proceedings could change materially the financial condition and/or outlook of the Company. Furthermore, the future availability or terms of financing cannot be determined in light of the Chapter 11 Proceedings and there can be no assurance that the amounts available through any financing will be sufficient to fund the operations of the Company until the Plan is acted upon by the Bankruptcy Court. In addition, the Company may experience difficulty in attracting and maintaining customers and appropriate personnel and in continuing normal business operations during the pendency of the Chapter 11 Proceedings.

      The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, as a result of the reorganization proceedings under Chapter 11, realization of assets and liquidation of liabilities are subject to uncertainty, and the Debtors may take, or be required to take, actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the Company's unaudited condensed consolidated financial statements. The amounts reported in the Company's unaudited condensed consolidated financial statements do not give effect to any adjustments of the carrying value of assets or amounts of liabilities that might result as a consequence of actions that may be taken as a result of the reorganization proceedings.

      The accompanying unaudited condensed consolidated balance sheet of the Company at June 30, 2001 and the unaudited condensed consolidated statements of operations and other comprehensive loss for the three months ended June 30, 2001 and 2000 and of cash flows for the three months ended June 30, 2001 and 2000 are condensed and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the financial information included herein reflects all adjustments considered necessary to present fairly the financial position of the Company at June 30, 2001 and the results of its operations and cash flows for all periods presented, and, all such adjustments are of a normal and recurring nature. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results for the full fiscal year.

      The Company's unaudited condensed consolidated financial statements for the three months ended June 30, 2000 have been reclassified to conform to the presentation at and for the three months ended June 30, 2001. The condensed consolidated balance sheet at March 31, 2001 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 2001. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

2. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

      Under the Bankruptcy Code, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Debtors absent obtaining relief from the

Bankruptcy Court. As debtor-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and leases. If the Debtors reject an executory contract or lease, the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as general unsecured claims in the reorganization. Pre-petition claims, which were contingent or unliquidated at the commencement of a Chapter 11 proceeding, may become allowable against the Debtors in amounts fixed by the Bankruptcy Court during the claims reconciliation process. Substantially all liabilities as of the Petition Date are subject to compromise or settlement under the Plan to be voted upon by creditors, equity holders and other affected parties and approved by the Bankruptcy Court. The accompanying consolidated balance sheets at June 30, 2001 and March 31, 2001 include approximately $16,489 and $16,797, respectively, of liabilities subject to compromise or settlement pursuant to the Chapter 11 Proceedings as follows:

                                                       June 30,    March 31,
                                                         2001        2001
                                                       --------    ---------

Accounts payable                                       $ 2,710     $ 2,895
Accrued expenses and other current liabilities           1,843       1,940
Customer advances                                          482         482
Notes, debt and capital lease obligations               11,454      11,480
                                                       -------     -------
                                                       $16,489     $16,797
                                                       =======     =======

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

      The Company filed the Plan on July 16, 2001, which proposed the resolution of liabilities subject to compromise and matters related to the Company's emergence from bankruptcy. Pursuant to the Plan, Bank of America, N.A. (the "Bank") would receive $4,000 in cash payable from the proceeds of a revolving credit facility that the Debtors are attempting to obtain, the proceeds from the sale of the Company's real estate estimated at approximately $2,400 and a subordinated note in the principal amount of $4,798 (the "Bank Note") in satisfaction of the Bank's secured claims. As proposed, the terms of the Bank Note would provide for: (i) interest at a rate of twelve percent (12%) per annum, which would be payable when the Company's ratio of earnings before interest, taxes, depreciation and amortization (as defined) to senior interest expense under the revolving credit facility exceeds 5 to 1; (ii) a maturity of six (6) years; and (iii) the payment of principal based on the Company's cash flow. In addition, the Plan provides for the Debtors' unsecured creditors to receive shares of Convertible Preferred Stock in an aggregate face amount of $2,500 (the "Preferred Stock"). As proposed, the terms of the Preferred Stock would provide for: (i) the holders thereof to convert, at their discretion, the shares of Preferred Stock into that aggregate number of shares of the Company's common stock that would be equal to a 30% ownership interest in the Company; (ii) dividends at a rate of eight percent (8%) per annum, which would be payable based on the Company's cash flow after the repayment of the Bank Note; and (iii) redemption by March 31, 2008, subject to the conversion option. The Company's current stockholders would retain an approximate 70% ownership in the Company.

      There can be no assurance that the creditors and equity holders of the Debtors will approve the Plan, that the Bankruptcy Court will confirm the Plan or that the Plan will allow the Company to continue to operate or operate profitably. Also, there can be no assurance that amendments to the Plan and other actions during the Chapter 11 Proceedings will not have a material adverse effect on the financial condition and/or outlook of the Company and its ability to reorganize. Furthermore, there is no assurance that the Company will be able to secure the financing required to consummate the Plan, or that such financing, if available, will not be on onerous terms.

      A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court as required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization confirmed by the Bankruptcy Court could also result in holders of the Company's common stock receiving no value for their interests. Because of such possibilities, the value of the Company's common stock is highly speculative, and the common stock may have no value.

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

      Approximately $12,325 of the Company's liabilities subject to compromise pursuant to the Chapter 11 Proceedings relate to amounts (principal and interest) owed to the Bank pursuant to notes (the "Bank Notes"), which are collateralized by substantially all of the assets of the Company. The amounts outstanding pursuant to the terms of the Bank Notes are undercollateralized and are impaired under the Plan. Accordingly, the obligations, including principal and accrued interest, payable to the Bank are classified as liabilities subject to compromise pursuant to the Chapter 11 Proceedings.

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

      On May 3, 2001, the Bankruptcy Court approved a settlement agreement dated April 6, 2001 between the Company and one of its customers that provides for an offset of approximately $1,562 of the Company's pre-petition accounts payable against accounts receivable due from the customer. The obligations payable to and the receivable from the customer relate to the Company's purchases and sales, respectively, pursuant to a certain refurbishment sales agreement between the parties. The order of the Bankruptcy Court provides for the offset of the Company's payable obligation to the customer against its accounts receivable due from the customer in the amounts of $562 on May 3, 2001 (the date the Bankruptcy Court approved the settlement agreement), $100 each month during the period beginning April 1, 2001 and ending June 30, 2001; $75 each month during the period beginning July 1, 2001 and ending March 31, 2002; and $25 during the month ending April 30, 2001. Accordingly, $700 and $1,562 of pre-petition accounts payable obligations are classified as current liabilities in the accompanying condensed consolidated balance sheet at June 30, 2001 and March 31, 2001, respectively. The offset of accounts payable against accounts and notes receivable during the three months ended June 30, 2001 aggregated $1,046, including $184 of liabilities incurred subsequent to the Petition Date.

      On May 31, 2001, the Bankruptcy Court issued an order approving a binding letter agreement dated March 29, 2001 between the Company and one of its customers that provides for the offset of a pre-petition $1,000 deposit (or customer advance) liability of the Company against accounts receivable due from the customer and that set forth the primary terms of a new supply agreement(s) between the parties. The obligations payable to and the receivable from the customer relate to a cash advance from the customer and sales to the customer, respectively, pursuant to sales and purchase agreements between the parties. The order of the Bankruptcy Court provides for the offset of the customer advance obligation against the Company's accounts receivable from the customer as of the date of the order and authorized the Company to enter into the new supply agreement(s). Accordingly, the $1,000 pre-petition customer advance obligation was offset against accounts and notes receivable in the accompanying condensed consolidated balance sheets at June 30, 2001 and March 31, 2001.

      On June 28, 2001, the Bankruptcy Court approved the Company's Key Employee Retention and Severance Plan (the "Retention Plan") and authorized the Company to make payments pursuant to the terms of the Retention Plan. On that date, the Bankruptcy Court also authorized the Company to pay incentive bonuses and sales commissions to certain officers accrued as of March 31, 2001 and sales commissions to a certain officer for fiscal year 2002. The Retention Plan provides for the payment of retention bonuses aggregating approximately $766 to officers and key employees between the date of the order of the Bankruptcy Court and June 1, 2002. In addition, the Retention Plan provides for the payment of emergence bonuses aggregating approximately $646 to officers and key employees when and if the Company's Plan is substantially consummated. In addition, the Retention Plan provides for payment of severance benefits to officers and key employees aggregating approximately $607 upon termination of employment without cause during the pendency of the Chapter 11 cases provided, however, that payments of emergence bonuses shall be credited against any such severance benefits. During the three months ended June 30, 2001, the Company accrued, as reorganization costs, retention compensation of $221 pursuant to the terms of the Retention Plan.

      Under certain manufacturing agreements between the Company and subcontractors, the Company is committed to purchase inventory that is acquired by the subcontractors pursuant to purchase orders issued by the Company. Subsequent to the Petition Date, the Company has continued its relationships with such subcontractors or their successors. However, as result of the Chapter 11 Proceedings and/or the potential rejection of contractual agreements pursuant to the Bankruptcy Code, these subcontractors may file claims against the Company that include the value of inventory purchased to fulfill the Company's orders and such claims may be substantially greater than the applicable liability reflected in the accompanying condensed consolidated financial statements. The Company believes that its purchase commitments under these agreements may range from $2,000 to $2,500 at June 30, 2001 and March 31, 2001.

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

      Management believes that the matters discussed in the preceding paragraphs have a significant impact on the value of the bankruptcy estates of the Debtors and therefore the amounts available to unsecured creditors. Also, the ultimate resolution of the obligations payable to the Bank will determine in large part the cost of ending the Chapter 11 Proceedings. There are other significant issues that will arise as a result of the Chapter 11 Proceedings, including the measure of damages arising from the Debtors' rejection of burdensome contractual obligations. Resolution of these and other complex issues brought before the Bankruptcy Court are expected to result in substantial legal, accounting and other professional fees and expenses. During the three months ended June 30, 2001, the Company accrued reorganization related professional fees and expenses of approximately $497. Aggregate reorganization costs of $617 during the three months ended June 30, 2001 include the professional fees and expenses and $141 in accrued compensation pursuant to the Retention Plan, net of interest income on cash balances of $21.

      The Company discontinued payments related to its Bank obligations in September 2000 and suspended payments, as of the Petition Date, with regard to most other prepetition obligations. Management cannot predict at this time whether (or when) its Plan will be approved or whether its provisions related to debt service or other payments of pre-petition obligations will be approved. Provisions of the Debtors' confirmed Plan, if any, may differ significantly from those set forth herein, and such differences may be material. Material changes in the provisions of the Plan or the inability of the Debtors to obtain approval of the Plan could have a material adverse effect on the Company and on the rights of its creditors and shareholders.

      Information regarding additional aspects of the Debtors' Chapter 11 Proceedings is included in other notes herein.

2. INVENTORIES

      Inventories at June 30, 2001 and March 31, 2001 are summarized as follows:

                                                      June 30,      March 31,
                                                        2001           2001
                                                      --------      ---------

Finished products                                     $   534        $   621
Work-in-process                                           725            642
Purchased components                                    4,439          4,572
                                                      -------        -------
                                                        5,698          5,835
Reserve for obsolescence                               (2,423)        (2,358)
                                                      -------        -------
                                                      $ 3,275        $ 3,477
                                                      =======        =======

4. NOTES, DEBT AND CAPITAL LEASE OBLIGATIONS

      Notes, debt and capital lease obligations payable at June 30, 2001 and March 31, 2001 are summarized as follows:

                                                           June 30,    March 31,
                                                             2001        2000
                                                           --------    ---------

Secured Promissory Notes Payable to Bank,
  due September 30, 2000:
   Revolving credit lines                                   $ 6,376     $ 6,376
   Installment/term note                                      3,072       3,072
   Mortgage note                                              1,750       1,750
Capital lease obligations                                       256         282
Unsecured promissory note, payable in thirty equal
   monthly installments of $6 including interest                 16          35
                                                            -------     -------
                                                             11,470      11,515
 Less - Amount not subject to compromise
     classified as current                                      (16)        (35)
                                                            -------     -------
 Notes, debt and capital lease obligations classified
     as liabililities subject to compromise                 $11,454     $11,480
                                                            =======     =======

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

      The Company believes that the fair value of the Collateral securing the debt outstanding under the Loan Agreements is substantially less than the amount of the obligations outstanding under the Loan Agreements and the Bank's claim is impaired under the Plan. Accordingly, the Company ceased accruing interest on the debt outstanding under the Loan Agreements as of the Petition Date in accordance with SOP 90-7. As a result of the Company's default regarding the payment of the obligations due the Bank in September 2000, the contractual (default) interest rate on the debt outstanding under the Loan Agreements increased to 25% per annum.

5. STOCKHOLDERS' DEFICIENCY

      Changes in stockholders' deficiency for the three months ended June 30, 2001 are summarized as follows:

                                                                 Accumulated
                                         Additional                 Other
                              Common      Paid-in   Accumulated  Comprehensive    Treasury
                               Stock      Capital     Deficit        Loss           Stock       Total
                             --------    ---------- ------------  -------------  ------------  ---------

Balance at March 31, 2001    $    138    $ 47,565    $(51,138)     $   (282)      $   (177)   $ (3,894)
Holding loss on marketable
  securities, net of tax                                                 (3)                       (3)
Net loss for the period                                  (511)                                   (511)
                             --------    --------    --------      --------       --------    --------
Balance at June 30, 2001     $    138    $ 47,565    $(51,649)     $   (285)      $   (177)   $ (4,408)
                             ========    ========    ========      ========       ========    ========


6. SUPPLEMENTAL CASH FLOW INFORMATION

      A summary of the Company's supplemental cash flow information for the three months ended June 30, 2001 and 2000 is as follows:

                                                              2001        2000
                                                            --------    --------

Cash paid (received) during the period for:
    Interest                                                $   (38)     $   332
    Income taxes                                                (17)          --

Non-cash investing and financing activities:
    Equipment acquired under capital lease
      obligations                                                --          140
    Offset of accounts payable against accounts
      and notes receivable                                    1,046           --
    Unrealized loss on marketable securities
      resulting in an increase in stockholders'
      deficiency and decrease in prepaid expenses
      and other current assets                                    3          169
    Increase in prepaid expenses and decrease in
      stockholders' deficiency upon issuance of
      common stock purchase warrants                             --           45

7. LOSS PER SHARE

      Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires disclosure of basic earnings (loss) per share and diluted earnings
(loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and potential dilutive common shares outstanding during the period.

      The weighted average number of shares of common stock outstanding used to compute basic loss per share for the three months ended June 30, 2001 and 2000 was 13,779,991 shares and 13,742,391 shares, respectively. There were no potential dilutive common shares outstanding during the three months ended June 30, 2001 and 2000 for purposes of computing diluted loss per share.

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

      The products and services provided by each of the reportable segments are similar in nature, particularly with regard to public telecommunications terminals and related services. However, the public terminals provided by the Internet appliance segment provide the capability to access internet-based content in addition to their public telecommunications capability and the services of this segment include the management of content delivered to the interactive terminals. There are no transactions between the reportable segments. External customers account for all sales revenue of each reportable segment. The information that is provided to the chief operating decision maker to measure the profit or loss of reportable segments includes sales, cost of sales and gross profit. General operating expenses, including depreciation on shared assets, amortization and interest are not included in the information provided to the chief operating decision maker to measure performance of reportable segments.

      Revenues and net sales and gross profit (loss) of each reportable segment for the three months ended June 30, 2001 and 2000 is set forth below:

                                             2001                   2000
                                     -------------------    --------------------
                                     Revenues     Gross     Revenues     Gross
                                      and Net     Profit     and Net     Profit
                                       Sales      (Loss)      Sales      (Loss)
                                     --------    -------    --------    --------

Payphone segment                      $ 6,388    $ 1,732     $ 8,352    $ 2,431
Internet appliance segment                194        (23)        919       (428)
                                      -------    -------     -------    -------
                                      $ 6,582    $ 1,709     $ 9,271    $ 2,003
                                      =======    =======     =======    =======

      Revenues and net sales of each reportable segment by customer group for the three months ended June 30, 2001 and 2000 is summarized as follows:

                                                             2001       2000
                                                            ------     ------

Payphone segment:
  Telephone companies                                       $5,375     $5,642
  Private operators and distributors                           539      2,043
  International operators                                      474        667
Internet appliance segment:
  International operators                                        8        897
  Telephone companies                                          186          5
  Private operators and distributors                            --         17
                                                            ------     ------
                                                            $6,582     $9,271
                                                            ======     ======

      The Company does not allocate assets or other corporate expenses to reportable segments. A reconciliation of segment gross profit information to the Company's condensed consolidated financial statements for the three months ended June 30, 2001 and 2000 is as follows:

                                                             2001        2000
                                                            ------      ------

Total gross profit of  reportable segments                $ 1,709      $ 2,003
Unallocated corporate expenses                             (2,220)      (4,137)
                                                          -------      -------
Loss before income taxes                                  $  (511)     $(2,134)
                                                          =======      =======

      Information with respect to service revenues and product sales of the Company's reportable segments during the three months ended June 30, 2001 and 2000 is set forth below:

                                                               2001        2000
                                                              ------      ------

Payphone segment:
  Payphone terminals                                          $2,318     $2,725
  Printed circuit board control modules and kits               1,301      2,894
  Components, assemblies and other products                      589        580
  Repair, refurbishment and upgrade services                   2,106      1,938
  Other services                                                  74        215
Internet appliance segment:
   Internet appliance terminals and components                   162        914
   Service and advertising revenues                               32          5
                                                              ------     ------
                                                              $6,582     $9,271
                                                              ======     ======

      The Company markets its products and services in the United States and in certain foreign countries. The Company's international business consists of export sales, and the Company does not presently have any foreign operations. Sales by geographic region for the three months ended June 30, 2001 and 2000 were as follows:

                                                     2001        2000
                                                    ------      ------

United States                                       $6,101      $7,706
Canada                                                   7         959
Latin America                                          471         606
Asia Pacific                                             3          --
                                                    ------      ------
                                                    $6,582      $9,271
                                                    ======      ======

9. SUBSEQUENT EVENT

      On August 16, 2001, the Company sold its real property housing its corporate headquarters for an aggregate sales price of $3,050. The net proceeds from the transaction after selling expenses approximated $2,897. The net proceeds were used to pay property taxes of approximately $86 and to reduce obligations payable to the Bank by approximately $2,811. In connection with the transaction, the Company entered into a lease agreement for a portion of the premises. The lease agreement has an original term of five years and is renewable at the option of the Company for two additional terms of two years each. The monthly base lease payment approximates $21. In addition, the Company is obligated to pay its pro rata share of maintenance, property taxes and insurance costs related to the leased property. Pursuant to the terms of the lease, the Company prepaid base lease payments for the initial year of the original lease term in the amount of $250.

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

Overview

      On January 22, 2001 (the "Petition Date"), Elcotel and its subsidiaries (the "Debtors") filed in the United States Bankruptcy Court in the Middle District of Florida (the "Bankruptcy Court") voluntary petitions for relief under Chapter 11 title 11 of the United States Bankruptcy Code (collectively the "Chapter 11 Proceedings"). The Company is presently operating its business as a debtor-in-possession and is subject to the jurisdiction and supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside of the ordinary course of its business without the approval of the Bankruptcy Court.

      The Company continues to experience substantial declines in revenues and net sales and in related gross profit as a result of industry conditions beyond its control, including the contraction of the installed base of public access terminals, the consolidation of domestic public communications providers, and declining industry revenues resulting from increasing usage of wireless services and the increased volume of dial-around (toll free and access code) calls. The Company's revenues and net sales declined by 29% to $6,582 for the three months ended June 30, 2001 (first quarter of fiscal 2002) as compared to $9,271 for the three months ended June 30, 2000 (first quarter of fiscal 2001). However, the Company's net loss for the first quarter of fiscal 2002 decreased to $511, or ($.04) per diluted share, from $2,134, or ($.16) per diluted share, for the corresponding period of fiscal 2001 as a result of: (i) a 50% reduction in selling, general and administrative expenses and engineering, research and development expenses, which declined in the aggregate by $1,646; (ii) a decline in amortization of goodwill and intangible assets of $448 related to impairment losses recognized in fiscal 2001; and (iii) a decrease in interest expense of $440 related to the cessation of interest accruals on bank indebtedness during the Chapter 11 Proceedings, which were partially offset by estimated reorganization costs of $617 in the first quarter of fiscal 2002 and a decrease in gross profit of $294.

      Because of the Chapter 11 Proceedings, our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: (i) the approval of the Company's Joint Plan of Reorganization filed on July 16, 2001 (the "Reorganization Plan") and oversight of our operations by the Bankruptcy Court, including the use of cash collateral; (ii) our ability to sell the real estate housing our corporate offices and lease-back the portion thereof required for the operation of the business; (iii) risks associated with third parties seeking and obtaining approval of the Bankruptcy Court to terminate the exclusivity periods to amend and solicit acceptance of the Reorganization Plan and the time for us to accept or reject executory contracts and leases as provided in the Bankruptcy Code or otherwise approved by Bankruptcy Court; (iv) risks associated with third parties seeking and obtaining approval of the Bankruptcy Court for the appointment of a Chapter 11 trustee or to convert the Company's reorganization cases to liquidation cases; (v) our ability to operate successfully under Chapter 11 Proceedings and achieve planned sales and margins; (vi) potential adverse developments with respect to our liquidity or results of operations; (vii) our ability to purchase materials and negotiate and maintain terms with suppliers;
(viii) our ability to achieve further cost savings; (ix) our ability to attract, retain and compensate key executives and employees; (x) trends in the economy as a whole and in particular the public communication industry; (xi) the seasonal nature of our business and our ability to predict customer demand for our payphone and Internet appliance products and services; (xii) our ability to attract and retain customers; (xiii) uncertainties with respect to the trading of our common stock; and (xiv) risks related to the confirmation and consummation of the Reorganization Plan.

The Chapter 11 Proceedings

      Under the Bankruptcy Code, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against us absent obtaining relief from the Bankruptcy Court. As debtor-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and leases. If we reject an executory contract or lease, we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as general unsecured claims in the reorganization. Pre-petition claims, which were contingent or unliquidated at the commencement of the Chapter 11 Proceedings, may become allowable against Debtors in amounts fixed by the Bankruptcy Court during the claims reconciliation process. Substantially all of our liabilities as of the Petition Date are subject to compromise or settlement under the Reorganization Plan to be voted upon by creditors, equity holders and other affected parties and approved by the Bankruptcy Court. Our consolidated balance sheet at June 30, 2001 and March 31, 2001 includes approximately $16,489 and $16,797, respectively, of liabilities subject to compromise or settlement pursuant to the Chapter 11 Proceedings as follows:

                                                        June 30,       March 31,
                                                          2001           2001
                                                       ----------     ----------

Accounts payable                                         $ 2,710       $ 2,895
Accrued expenses and other current liabilities             1,843         1,940
Customer advances                                            482           482
Notes, debt and capital lease obligations                 11,454        11,480
                                                         -------       -------
                                                         $16,489       $16,797
                                                         =======       =======

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

      Schedules and statements of financial affairs were filed with the Bankruptcy Court setting forth, among other things, our assets and liabilities as of the Petition Date as recorded in our accounting records. Claimants may file claims that differ from those reflected in our accounting records. Certain of the schedules have since been amended and all of the schedules and statements of financial affairs are subject to further amendment or modification. Differences between our records and claims filed by creditors will be reconciled and any differences may be resolved by negotiated agreement between the claimant and us or by the Bankruptcy Court as part of the claims reconciliation process in the Chapter 11 Proceedings. That process, in light of the number of creditors of the Company, may take considerable time to complete. Accordingly, the exact number and amount of allowed claims is not presently known, and because the settlement terms of such allowed claims is subject to confirmation of the Reorganization Plan, the ultimate distribution with respect to allowed claims in not presently ascertainable.

      The Company's Reorganization Plan addressed the resolution of liabilities subject to compromise and matters related to the Company's emergence from bankruptcy. Pursuant to the Reorganization Plan, Bank of America, N.A. (the "Bank") would receive $4,000 in cash payable from the proceeds of a revolving credit facility that the Debtors are attempting to obtain, the proceeds from the sale of the Company's real estate estimated at approximately $2,400 and a subordinated note in the principal amount of $4,798 (the "Bank Note") in satisfaction of the Bank's secured claims. As proposed, the terms of the Bank Note would provide for: (i) interest at a rate of twelve percent (12%) per annum, which would be payable when the Company's ratio of earnings before interest, taxes, depreciation and amortization (as defined) to senior interest expense under the revolving credit facility exceeds 5 to 1; (ii) a maturity of six (6) years; and (iii) the payment of principal based on the Company's cash flow. In addition, the Reorganization Plan provides for the Debtors' unsecured creditors to receive shares of Convertible Preferred Stock in an aggregate face amount of $2,500 (the "Preferred Stock"). As proposed, the terms of the Preferred Stock would provide for: (i) the holders thereof to convert, at their discretion, the shares of Preferred Stock into that aggregate number of shares of the Company's common stock that would be equal to a 30% ownership interest in the Company; (ii) dividends at a rate of eight percent (8%) per annum, which would be payable based on the Company's cash flow after the repayment of the Bank Note; and (iii) redemption by March 31, 2008, subject to the conversion option. The Company's current stockholders would retain an approximate 70% ownership in the Company.

      There can be no assurance that the creditors and equity holders of the Debtors will approve the Reorganization Plan, that the Bankruptcy Court will confirm the Reorganization Plan or that the Reorganization Plan will allow the Company to continue to operate or operate profitably. Also, there can be no assurance that amendments to the Reorganization Plan and other actions during the Chapter 11 Proceedings will not have a material adverse effect on the financial condition and/or outlook of the Company and its ability to reorganize. Furthermore, there is no assurance that the Company will be able to secure the financing required to consummate the Reorganization Plan, or that such financing, if available, will not be on onerous terms.

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

      The Bankruptcy Court established May 29, 2001 as the deadline (the "Bar Date") for creditors to file claims against the Debtors. Notices were mailed to all of our creditors advising them that claims against us must be submitted to the Bankruptcy Court by the Bar Date. Creditors who are required to file claims but fail to meet the Bar Date are forever barred from voting upon or receiving distributions under the Reorganization Plan.

      Approximately $12,325 of the Company's liabilities subject to compromise pursuant to the Chapter 11 Proceedings relate to amounts (principal and interest) owed to Bank of America, N.A. (the "Bank") pursuant to notes (the "Bank Notes"), which are collateralized by substantially all of the assets of the Company. The amounts outstanding pursuant to the terms of the Bank Notes are undercollateralized and impaired under the Reorganization Plan. Accordingly, the obligations, including principal and accrued interest, payable to the Bank are classified as liabilities subject to compromise pursuant to the Chapter 11 Proceedings.

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

      On May 3, 2001, the Bankruptcy Court approved a settlement agreement dated April 6, 2001 between the Company and one of its customers that provides for an offset of approximately $1,562 of the Company's pre-petition accounts payable against accounts receivable due from the customer. The obligations payable to and the receivable from the customer relate to the Company's purchases and sales, respectively, pursuant to a certain refurbishment sales agreement between the parties. The order of the Bankruptcy Court provides for the offset of the Company's payable obligation to the customer against its accounts receivable due from the customer in the amounts of $562 on May 3, 2001 (the date the Bankruptcy Court approved the settlement agreement); $100 each month during the period beginning April 1, 2001 and ending June 30, 2001; $75 each month during the period beginning July 1, 2001 and ending March 31, 2002; and $25 during the month ending April 30, 2001. Accordingly, the $1,562 pre-petition accounts payable obligation is classified as a current liability in the Company's condensed consolidated balance sheet at March 31, 2001. The offset of accounts payable against accounts and notes receivable during the three months ended June 30, 2001 aggregated $1,046, including $184 of liabilities incurred subsequent to the Petition Date.

      On May 31, 2001, the Bankruptcy Court issued an order approving a binding letter agreement dated March 29, 2001 between the Company and one of its customers that provides for the offset of a pre-petition $1,000 deposit (or customer advance) liability of the Company against accounts receivable due from the customer and that set forth the primary terms of a new supply agreement(s) between the parties. The obligations payable to and the receivable from the customer relate to a cash advance from the customer and sales to the customer, respectively, pursuant to sales and purchase agreements between the parties. The order of the Bankruptcy Court provides for the offset of the customer advance obligation against the Company's accounts receivable from the customer as of the date of the order and authorized the Company to enter into the new supply agreement(s). Accordingly, the $1,000 pre-petition customer advance obligation has been offset against accounts and notes receivable in the Company's condensed consolidated balance sheet at March 31, 2001.

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

      On June 29, 2001, the Bankruptcy Court issued a preliminary order granting the Company's motion for the entry of orders scheduling an auction for the sale of the Company's real property and approving bidding procedures and scheduling a hearing to approve the sale thereof. On August 2, 2001, the Bankruptcy Court approved agreements for the sale of the Company's real property at a sales price of $3,050 and the lease for a portion of the property by the Company.

      Under certain manufacturing agreements between the Company and subcontractors, the Company is committed to purchase inventory that is acquired by the subcontractors pursuant to purchase orders issued by the Company. Subsequent to the Petition Date, the Company has continued its relationships with such subcontractors, or their successors. However, as result of the Chapter 11 Proceedings and/or the potential rejection of contractual agreements pursuant to the Bankruptcy Code, these subcontractors may file claims against the Company that include the value of inventory purchased to fulfill the Company's orders and such claims may be substantially greater than the applicable liability reflected in the Company's consolidated financial statements at June 30, 2001 and March 31, 2001. The Company believes that its purchase commitments under these agreements may range from $2,000 to $2,500 at June 30, 2001 and March 31, 2001.

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

      Management believes that the matters discussed in the preceding paragraphs have a significant impact on the value of the bankruptcy estates of the Debtors and therefore the amounts available to unsecured creditors not referred to above. Also, the ultimate resolution of the obligations payable to the Bank will determine in large part the cost of ending the Chapter 11 Proceedings. There are other significant issues that will arise as a result of the Chapter 11 Proceedings, including the measure of damages arising from the rejection of burdensome contractual obligations. Resolution of these and other complex issues brought before the Bankruptcy Court are expected to result in substantial legal, accounting and other professional fees and expenses. During the three months ended June 30, 2001, the Company accrued reorganization related professional fees and expenses of approximately $497. Aggregate reorganization costs of $617 during the three months ended June 30, 2001 include the professional fees and expenses and $141 in accrued compensation pursuant to the Retention Plan, net of $21 of interest income on cash balances.

      The Company discontinued payments related to its Bank obligations in September 2000 and suspended payments, as of the Petition Date, with regard to most other prepetition obligations. Management cannot predict at this time whether (or when) the Reorganization Plan will be approved or whether its provisions related to debt service or other payments of pre-petition obligations will be approved. Provisions of the Debtors' confirmed Reorganization Plan, if any, may differ significantly from those set forth herein, and such differences may be material. Material changes in the provisions of the Reorganization Plan or the inability of the Debtors to obtain approval of the Reorganization Plan could have a material adverse effect on the Company and on the rights of its creditors and shareholders.

Going Concern

      The Company's condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, the realization of assets and payment of liabilities and commitments in the ordinary course of business. The events resulting in the Company's filing for relief under the United States Bankruptcy Code, including the Company's recurring operating losses and its inability to meet its debt service requirements raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, the terms of the ultimate plan of reorganization and confirmation thereof under the Bankruptcy Code and the ability of the Company to: obtain adequate sales and revenues to achieve profitable operations; generate sufficient cash from operations and financing sources to meet its obligations; continue to be authorized to use cash collateral; and obtain adequate post reorganization financing. There can be no assurance that these conditions can be met.

      The Company's condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, as a result of the reorganization proceedings under Chapter 11, realization of assets and liquidation of liabilities are subject to uncertainty, and we may take, or be required to take, actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the Company's condensed consolidated financial statements. Further, the confirmation of the Reorganization Plan could materially change the amounts reported in the Company's condensed consolidated financial statements. The amounts reported in the Company's condensed consolidated financial statements do not give effect to any adjustments of the carrying value of assets or amounts of liabilities that might result as a consequence of actions that may taken as a result of the reorganization proceedings or that might be necessary as a consequence of the confirmed Reorganization Plan.

      At this time, it is not possible to predict the outcome of the Chapter 11 Proceedings or their effects on the Company's business. The Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above and elsewhere in this report. Therefore, there can be no assurance that our cash balances and projected cash flows from operations will provide adequate liquidity to conduct our business for an extended period of time.

Results of Operations

      The following table shows certain line items in the accompanying unaudited condensed consolidated statements of operations and other comprehensive loss for the three months ended June 30, 2001 and 2000 that are discussed below together with amounts expressed as a percentage of sales.

                                                    Percent             Percent
                                          2001     of Sales    2000    of Sales
                                        --------   --------  --------  --------

Revenues and net sales                   $6,582      100%     $9,271     100%
Cost of revenues and sales                4,873       74       7,268      78
Gross profit                              1,709       26       2,003      22
Selling, general and administrative
  expenses                                1,042       16       2,175      23
Engineering, research and
  development expenses                      581        9       1,094      12
Reorganization costs                        617        9          --      --
Amortization of goodwill and
  intangible assets                          --       --         448       5
Interest (income) expense                   (20)      --         420       5

      Revenues and Net Sales. Revenues and net sales by business segment and customer group for the three months ended June 30, 2001 and 2000 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                            Increase  Percentage
                                        2001      2000     (Decrease)   Change
                                      --------  --------   ---------- ----------

Payphone Business:
  Telephone companies                   $5,375   $5,642    $  (267)        (5%)
  Private operators and distributors       539    2,043     (1,504)       (74)
  International operators                  474      667       (193)       (30)
Internet Appliance Business:
  International operators                    8      897       (889)       (99)
  Telephone companies                      186       22        164        745
                                        ------   ------    -------        ---
                                        $6,582   $9,271    $(2,689)       (29%)
                                        ======   ======    =======    =======

      Revenues and net sales of our payphone business and our Internet appliance business declined by 24% and 79%, respectively, primarily due to decreases in volume, which are primarily attributable to declining payphone usage and related revenues and financial difficulties and/or changes in customer business practices created thereby. Domestically, the Company believes that payphone service providers are removing unprofitable terminals and maintaining their installed bases rather than acquiring new equipment or upgrading technology. In addition, many of the domestic and international payphone service providers served by the Company are experiencing financial difficulties as a result of declining revenues, and have been forced to curtail capital expenditures. The Company believes that the conditions adversely affecting the domestic industry will continue in the foreseeable future, and cannot predict when, or if, its revenues will begin to stabilize.

      Revenues and net sales from products and services for the three months ended June 30, 2001 and 2000 together with the increase or decrease and with the increase or decrease expressed as a percentage change is set forth below:

                                                            Increase  Percentage
                                        2001      2000     (Decrease)   Change
                                      --------  --------   ---------- ----------

Products:
   Payphone terminals                 $2,318     $2,725     $  (407)       (15%)
   Grapevine terminals
     and components                      162        914        (752)       (82)
   Payphone circuit board
     control modules and kits          1,301      2,894      (1,593)       (55)
   Components, assemblies
     and other products                  589        580           9          2
Services:
   Repair, refurbishment
     and upgrade services              2,106      1,938         168          9
   Other payphone services                74        215        (141)       (66)
   e-Prism management
     services and advertising             32          5          27        540
                                      ------     ------     -------    -------
                                      $6,582     $9,271     $(2,689)       (29%)
                                      ======     ======     =======    =======


      As compared to the first quarter of fiscal 2001, net sales of payphone products declined by 32% and revenues from payphone repair, refurbishment and upgrade services increased by 9%, such fluctuations reflecting the industry's trend of maintaining the installed base of terminals versus acquiring new equipment and technology. The decline in volume of payphone circuit board control modules and payphone terminals is primarily attributable to weak demand from private payphone service providers and distributors. In addition, during fiscal 2001, we discontinued our activities related to the resale of operator services, and our service revenues from such resale activities declined by $184.

      We have not yet been able to develop the market for the products and services of our Internet appliance business. Domestically, one of the major inter-exchange carriers is still conducting its market trial of our Grapevine terminals and services, and one of the RBOCs that had been conducting market trials has recently decided to terminate the trial. Internationally, Canada Payphone Corporation, which accounted for the majority of Grapevine terminal sales during the first quarter of fiscal 2001, has not purchased additional terminals pursuant to the terms of established purchase and sales agreements, which we believe is attributable to its financial turnaround efforts. Revenues and net sales of our Internet appliance business during the first quarter of fiscal 2002 consisted primarily of Grapevine terminal sales recognized under the terms of the market trial agreement with the inter-exchange carrier referred to above, and revenues from e-prism management services provided to customers operating Grapevine terminals. The future success of our Internet appliance business is dependent upon our ability and/or the ability of our customers to generate revenues from new services and/or advertisements placed on the Grapevine terminals. To date, such revenues have not been significant, and because of present economic conditions and other factors affecting the Internet and electronic advertising industries, it is uncertain whether the Company and/or its customers will be able to generate any meaningful revenues from new services or advertising placements in the foreseeable future. In the event that the Company and/or its customers are unable to generate any meaningful revenues from new services or advertising placements in the foreseeable future, the prospects of this business segment would be materially adversely affected.

      Cost of Revenues and Sales and Gross Profit. Cost of sales and gross profit as a percentage of net sales approximated 74% and 26%, respectively, for the first quarter of fiscal 2002 as compared to 78% and 22%, respectively, for the first quarter of fiscal 2001. Gross profit of our payphone business declined to $1,732 (27% of sales) for the first quarter of fiscal 2002 compared to $2,431 (29% of sales) for the same period of fiscal 2001 primarily due to the decline in sales of high-margin printed circuit board modules. The gross profit loss of our Internet appliance business declined to $23 compared to $428 for the first quarter of fiscal 2001 due to a decline in depreciation and amortization of $179 as a result of impairment write-offs of capitalized software and long-lived assets in the fourth quarter of fiscal 2001 and cost reductions, primarily in personnel, effected during fiscal 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1,133 or approximately 52% in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The decrease in such expenses is primarily due to cost reductions initiated during fiscal 2001 and a decrease in professional fees of $194, which included credits related to the forgiveness of liabilities aggregating $231 to professionals approved by the Bankruptcy Court to represent the Company during the pendency of the Chapter 11 Proceedings.

      Engineering, Research and Development Expenses. During the first quarter of fiscal 2002, we continued to invest in the market trials of our Internet terminal appliances and back office management software. However, as a result of cost reductions (primarily related to personnel), engineering, research and development expenses during the quarter decreased by 47% as compared to the first quarter of fiscal 2001. In addition, the Company capitalized software development costs of $419 in the first quarter of fiscal 2001. No software development costs were capitalized during the first quarter of fiscal 2002.

      Reorganization Costs. Reorganization costs represent expenses incurred by the Company resulting from the Chapter 11 Proceedings specific to the reorganization process and consist of estimated legal and other professional fees of $497 and compensation of $141 accrued pursuant to the Retention Plan, net of interest income on cash balances of $21.

      Amortization of Goodwill and Identified Intangible Assets. The decrease in amortization of goodwill and identified intangible assets is due to impairment write-offs of goodwill and intangible assets in the fourth quarter of fiscal 2001 as a result of our evaluation of the recoverability of the assets of our payphone business.

      Interest (income) expense. The Company reported interest income of $20 during the first quarter of fiscal 2002 versus interest expense of $420 during the first quarter of fiscal 2001. As a result of the Chapter 11 Proceedings, we ceased accruing interest on the Bank Notes as of the Petition Date. Contractual interest on Bank Notes for the first quarter of fiscal 2002 at the default rate of 25% per annum approximated $700.

Liquidity and Capital Resources

      Liquidity. On January 22, 2001, the Debtors filed the Chapter 11 cases, which will affect the Company's liquidity and capital resources in fiscal 2002. Presently, we are operating our business as a debtor-in- possession under the jurisdiction and supervision of the Bankruptcy Court, and we have no sources of external financing. We have been unable to draw any additional advances under our Bank loan agreements (the "Loan Agreements") since November 1999. In addition, all outstanding obligations under the Loan Agreements became due on September 30, 2000, and in September 2000, we ceased making principal and interest payments under the Loan Agreements in order to retain sufficient working capital to operate our business. The Company's cash balances at June 30, 2001 aggregate $3,027.

      The events resulting in the Company's filing for relief under the United States Bankruptcy Code, including recurring operating losses and its inability to meet its debt service requirements, raise substantial doubt about the Company's ability to continue to fund its operations and to continue as a going concern. The ability of the Company to continue to fund its operations and to continue as a going concern is dependent upon, among other things, the terms of the confirmed Reorganization Plan, if any, and the ability of the Company to: obtain adequate sales and revenues to achieve profitable operations; generate sufficient cash from operations and financing sources to meet its obligations; continue to be authorized to use cash collateral; and obtain adequate post reorganization financing. There can be no assurance that these conditions can be met. The Company's condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In addition, as a result of the reorganization proceedings under Chapter 11, realization of assets and liquidation of liabilities are subject to uncertainty, and we may take, or be required to take, actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed plan of reorganization could materially change the amounts reported in the Company's consolidated financial statements. The amounts reported in the Company's condensed consolidated financial statements do not give effect to any adjustments of the carrying value of assets or amounts of liabilities that might result as a consequence of actions that may taken as a result of the reorganization proceedings or that might be necessary as a consequence of a confirmed plan of reorganization.

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

      At this time, it is not possible to predict the outcome of the Chapter 11 Proceedings or their effects on the Company's business. The Company believes, but cannot assure, that its cash balances and projected cash flows from operations should provide adequate liquidity to conduct its business while it pursues the confirmation of its Reorganization Plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, and there can be no assurance that its cash balances and projected cash flows will be sufficient to fund its operations while it pursues the confirmation of its Reorganization Plan and/or for the next twelve months.

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

      During the first quarter of fiscal 2002, we used $74 of cash (as compared to $1,165 of cash in the first quarter of fiscal 2001) to fund operating losses, net of non-cash charges and credits, and investing activities related primarily to our Internet appliance business. These cash requirements were financed from cash flows and reductions in net operating assets of our payphone business.

      As part of our efforts to reorganize under Chapter 11, we are attempting to secure an asset based financing line, additional equity capital and/or other sources of funding to refinance and restructure the outstanding indebtedness under our Loan Agreements and to provide the capital to fund our operating, working capital and capital expenditure requirements for the next twelve months. We believe that our efforts to secure additional financing and reorganize the Company may be successful. However, there can be no assurance that our efforts will be successful, or if successful, that such financing would be available on satisfactory terms or that our Reorganization Plan will be accepted by parties in interest and approved by the Bankruptcy Court. In addition, there is no assurance that any such financing would provide the funding required to refinance or restructure outstanding indebtedness and fund continued net operating losses and other liquidity requirements. If our efforts to secure additional capital and other sources of financing are not successful, we may be forced to further reduce our product development and market trial efforts, or abandon our Internet appliance business and take other actions that may adversely affect our growth potential and future prospects. Further, if our efforts to raise additional capital and other sources of financing are not successful, we may experience further difficulties meeting all of our obligations. Accordingly, there is no assurance that our cash resources will be sufficient to meet our anticipated cash needs for operations, working capital and capital expenditures for an extended period of time or for the next twelve months unless we are able to successfully raise sufficient additional capital and/or financing on satisfactory terms or that our Reorganization Plan will be confirmed by the Bankruptcy Court, or that such plan will be consummated.

      Financing Activities. We fund our operations, working capital requirements and capital expenditures from internally generated cash flows. In the past, we borrowed funds under our bank credit lines to finance capital expenditures, increases in accounts and notes receivable and inventories and decreases in bank overdrafts (as drafts clear), accounts payable and accrued liability obligations to the extent that we were permitted when such requirements exceeded cash provided by operations, if any. We also used the financing available under bank credit lines to fund operations and payments on long-term debt when necessary. At June 30, 2001 and for the three months ended June 30, 2001 and 2000, we are unable to borrow any additional funds under the terms of our credit lines. At June 30, 2001, our cash balances aggregated approximately $3,027.

      At June 30, 2001 and March 31, 2001, outstanding debt under our $10,000 working capital line amounted to $6,095 and outstanding debt under our $4,000 installment note amounted to $3,072, respectively. Outstanding indebtedness under our mortgage note amounted $1,750 at June 30, 2001 and March 31, 2001. We also had outstanding indebtedness of $281 under our capital equipment credit line at June 30, 2001 and March 31, 2001.

      Aggregate principal payments under notes payable and capital lease obligations during the three months ended June 30, 2001 and 2000 were $45 and $198, respectively.

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

      Operating   Activities.   Cash  flows  provided  by  (used  in)  operating
activities for the three months ended June 30, 2001 and 2000 are summarized as follows:

                                                         2001         2000
                                                       --------     --------

Net income (loss)                                       $(511)      $(2,134)
Non-cash charges and credits, net                         436         1,459
                                                        -----       -------
                                                          (75)         (675)
                                                        -----       -------
Changes in operating assets and liabilities:
  Accounts and notes receivable                          (792)          573
  Inventories                                             137           979
  Accounts payable, accrued expenses and
    other current liabilities                             612        (1,046)
  Refundable taxes and other operating assets            (448)         (151)
                                                        -----       -------
                                                         (491)          355
                                                        -----       -------
                                                        $(566)      $  (320)
                                                        =====       =======

      Our operating cash flow is primarily dependent upon operating results, sales levels and related credit terms extended to customers and inventory purchases, and the changes in operating assets and liabilities related thereto. During the three months ended June 30, 2001 and 2000, we used $75 and $675 of cash to fund operating losses net of non-cash charges and credits. During the three months ended June 30, 2001, we used $491 of cash to fund changes in operating assets and liabilities as compared to the three months ended June 30, 2000 when $355 of cash was provided by net decreases in operating assets and liabilities.

      Our operating assets and liabilities are comprised principally of accounts and notes receivable, inventories (and prepayments related thereto), accounts payable, accrued expenses and other current liabilities. During the three months ended June 30, 2001, we generated $137 and $612 of cash through reductions in inventories and increases in accounts payable, accrued expenses and other current liabilities, respectively. The increase in accounts payable, accrued expenses and other current liabilities during the three months ended June 30, 2001 consisted primarily of accrued professional fees and retention compensation related to the Chapter 11 Proceedings. In addition, during the three months ended June 30, 2001, we used $792 and $448 of cash to fund increases in accounts receivable and other operating assets, respectively. Cash used to fund other operating assets consisted primarily of prepayments related to inventory purchases. In comparison, during the three months ended June 30, 2000, we generated $573 and $979 of cash through reductions in accounts and notes receivable and inventories, respectively, and used $1,046 and $151 of cash to fund decreases in accounts payable, accrued expenses and other current liabilities and increases in other operating assets, respectively.

      Substantially all of our liabilities as of the Petition Date are subject to compromise or settlement under the Reorganization Plan to be voted upon by creditors, equity holders and other affected parties and approved by the Bankruptcy Court. Our consolidated balance sheet at June 30, 2001 and March 31, 2001 includes approximately $16,489 and $16,797 of liabilities subject to compromise pursuant to the Chapter 11 Proceedings. Such claims remain subject to future adjustments as substantial uncertainty exists regarding the measurement of certain of the liabilities subject to compromise, and rulings by the Bankruptcy Court could result in the reclassification of certain liabilities subject to compromise pursuant to the Chapter 11 Proceedings. Adjustments may result from: (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) the determination as to the value of any collateral securing claims; (5) proofs of claim; (6) future rejection of contracts or leases; and (7) other events.

      Extension of credit to customers and inventory purchases represent our principal working capital requirements, and material increases in accounts and notes receivable and/or inventories (including prepayments) could have a significant effect on our liquidity. Accounts and notes receivable and inventories represented in the aggregate 65% of our current assets at June 30, 2001 and March 31, 2001, respectively. Also, prepaid expenses and other current assets increased from $830 at March 31, 2001 to $1,292 at June 30, 2001 primarily due to prepayments to suppliers for purchase of inventory. We experience varying accounts receivable collection periods from our various customer groups, and believe that credit losses will not have a significant effect on future liquidity as a significant portion of our accounts and notes receivable are due from customers with substantial financial resources. The level of our inventories is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and our ability to estimate and plan the volume of our business.

      Investing Activities. As of June 30, 2001, we have not entered into any significant commitments for the purchase of capital assets. The Company's capital expenditures consist primarily of manufacturing tooling and equipment, computer equipment and building improvements required for the support of operations and capitalized software, including new product software development costs. During the three months ended June 30, 2000, the Company did not acquire any capital assets. Net cash used for investing activities during the three months ended June 30, 2000 amounted to $490, which consisted of capital expenditures of $71 and capitalized software development costs of $419.

Impact of Inflation

      Our primary costs, materials and labor, increase with inflation. However, we do not believe that inflation and changing prices have had a material impact on our business.

Effects of New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting of derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. All derivatives, whether designated as hedging relationships or not, will be required to be reported on the balance sheet at fair value. If the derivative is designated in a cash flow hedge, the changes in fair value of the derivative will be recognized in other comprehensive (loss) income and will be recognized in the statements of income when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does qualify as a hedge, changes in fair value will be recognized in earnings. The Company adopted SFAS 133, as amended, on April 1, 2001. Based on management's evaluation of the various issues related to SFAS 133 no derivative instruments, as defined by SFAS 133, were identified by the Company. Accordingly, there was no effect on the Company's consolidated financial position or operations as a result of the adoption of SFAS 133.

      On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 requires entities to perform a transitional assessment of whether there is an indication that the goodwill is impaired as of the date of adoption. Entities will then have a transition period from the date of adoption to determine the fair value of each reporting unit and if goodwill has been impaired. Any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. SFAS 142 also requires entities to review its other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. As of March 31, 2001, the Company had written-off its goodwill and other intangible assets as a result of its impairment analysis. Therefore, the adoption of SFAS 142 will not have a significant effect on the Company's consolidated financial position or results operations.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

      We are exposed to market risk, including changes in interest rates, foreign currency exchange rate risks and market risk with respect to our investment in the marketable securities of Canada Payphone Corporation. Other than our investment in marketable securities of Canada Payphone Corporation with a market value of $18 and $21 at June 30, 2001 and March 31, 2001, respectively, we do not hold any material financial instruments for trading purposes or any investments in cash equivalents. We believe that our primary market risk exposure relates to the effects that changes in interest rates have on outstanding debt obligations that do not have fixed rates of interest. As a result of the Forbearance Agreements effective April 12, 2000 and July 31, 2000, the annual interest rates of our bank indebtedness were increased by approximately 500 basis points. In addition, upon the default on the covenants of our loan agreements, the annual rates of our bank indebtedness were increased to 25% per annum (the default rate). Based on the outstanding balance of our debt obligations at March 31, 2001, an increase in interest rates to 25% per annum would result in additional interest expense of approximately $1,400 annually. In addition, changes in interest rates impact the fair value of our notes receivable and debt obligations.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

      The following exhibits are filed herewith as part of this report:

          Exhibit
             No.                   Description of Exhibit
          -------                  ----------------------
                                           None

      (b) Reports on Form 8-K:

      On August 1, 2001, the Company filed a current report on Form 8-K reporting that it had filed, on July 16, 2001, a Joint Plan of Reorganization (the "Plan") and a Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code with respect to the Plan (the "Disclosure Statement").

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Elcotel, Inc.
                                             ----------------------------
                                             (Registrant)

Date: August 15, 2001                        By:  /s/ William H. Thompson
                                             ----------------------------
                                             William H. Thompson
                                             Senior Vice President,
                                             Administration and Finance
                                             (Principal Accounting and
                                             Financial Officer)