Form 10-Q
period 2001-09-30
ELCOTEL INC
filed 2001-11-13
CIK 801448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 Yes X     No

As of November 9, 2001, there were 13,779,991 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars, except per share amounts, in thousands)

                                                                              September 30,           March 31,
                                                                                  2001                  2001
                                                                              -------------           ---------
ASSETS
Current assets:
    Cash                                                                        $  3,043              $  3,637
    Accounts and notes receivable, less allowance for credit
        losses of $2,166 and $2,092                                                2,271                 4,948
    Inventories                                                                    4,264                 3,477
    Refundable income taxes                                                            5                    22
    Prepaid expenses and other current assets                                        875                   830
                                                                                --------              --------
          Total current assets                                                    10,458                12,914
Property, plant and equipment, net                                                 1,281                 4,026
                                                                                ========              ========
                                                                                $ 11,739              $ 16,940
                                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities Not Subject to Compromise:
  Current liabilities: -
    Accounts payable                                                            $    741              $  2,017
    Deferred revenue                                                                  14                   756
    Customer advances                                                                 38                    41
    Accrued expenses and other current liabilities                                 2,323                 1,188
    Notes, debt and capital lease obligations payable - current                       --                    35
                                                                                --------              --------
          Total current liabilities                                                3,116                 4,037
Liabilities subject to compromise                                                 13,587                16,797
                                                                                --------              --------
                                                                                  16,703                20,834
                                                                                --------              --------
Commitments and contingencies                                                         --                    --
Stockholders' deficiency:
    Common stock, $.01 par value, 40,000,000 shares authorized,
      13,831,991 shares issued                                                       138                   138
    Additional paid-in capital                                                    47,565                47,565
    Accumulated deficit                                                          (52,205)              (51,138)
    Accumulated other comprehensive loss                                            (285)                 (282)
    Less - cost of 52,000 shares of common stock in treasury                        (177)                 (177)
                                                                                --------              --------
          Total stockholders' deficiency                                          (4,964)               (3,894)
                                                                                --------              --------
                                                                                $ 11,739              $ 16,940
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

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                    (In thousands, except per share amounts)

                                                                 Three Months Ended                 Six Months Ended
                                                                    September 30,                     September 30,
                                                             --------------------------         -------------------------
                                                                2001             2000             2001             2000
                                                              --------         --------         --------         --------
Revenues and net sales:
  Product sales                                               $  2,378         $  5,355         $  6,748         $ 12,468
  Service revenues                                                 458            1,737            2,670            3,895
                                                              --------         --------         --------         --------
                                                                 2,836            7,092            9,418           16,363
                                                              --------         --------         --------         --------
Cost of revenues and sales:
  Cost of products sold                                          1,619            4,253            4,593            9,538
  Cost of services                                                 366            1,640            2,265            3,623
                                                              --------         --------         --------         --------
                                                                 1,985            5,893            6,858           13,161
                                                              --------         --------         --------         --------
Gross profit                                                       851            1,199            2,560            3,202
                                                              --------         --------         --------         --------
Other costs and expenses:
    Selling, general and administrative                            902            1,662            1,943            3,837
    Engineering, research and development                          574              792            1,155            1,886
    Reorganization costs                                           567               --            1,184               --
    Gain on sale of property                                      (635)              --             (634)              --
    Amortization of goodwill and indentified
      intangible assets                                             --              449               --              897
    Interest (income) expense, net (contractual
      interest $634 and $1,314 for the three and
      six months ended September 30, 2001)                          (1)             325              (21)             745
                                                              --------         --------         --------         --------
                                                                 1,407            3,228            3,627            7,365
                                                              --------         --------         --------         --------
Net loss                                                          (556)          (2,029)          (1,067)          (4,163)
Other comprehensive loss, net of tax:
Holding loss on marketable securities                               --              (12)              (3)            (181)
                                                              --------         --------         --------         --------
Comprehensive loss                                            $   (556)        $ (2,041)        $ (1,070)        $ (4,344)
                                                              ========         ========         ========         ========

Loss per common and common equivalent share:
      Basic                                                   $  (0.04)        $  (0.15)        $  (0.08)        $  (0.30)
                                                              ========         ========         ========         ========
      Diluted                                                 $  (0.04)        $  (0.15)        $  (0.08)        $  (0.30)
                                                              ========         ========         ========         ========

Weighted average number of common and
common equivalent shares outstanding:
      Basic                                                     13,780           13,773           13,780           13,758
                                                              ========         ========         ========         ========
      Diluted                                                   13,780           13,773           13,780           13,758
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

                         ELCOTEL, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Six Months Ended
                                                                                  September 30,
                                                                             -----------------------
                                                                               2001            2000
                                                                             -------         -------
Cash flows from operating activities
    Net loss                                                                 $(1,067)        $(4,163)
    Adjustments to reconcile net loss to net
      cash provided by (used for) operating activities:
        Depreciation and amortization                                            482           2,145
        Provision for credit losses                                               67             164
        Gain on disposition of property                                         (634)             --
        Provisions for obsolescence and warranty
          expense                                                                195             330
        Stock option compensation                                                 10              96
        Value of services received in return for
          issuance of common stock purchase warrants                              --              24
        Changes in operating assets and liabilities:
          Accounts and notes receivable                                          737             972
          Inventories                                                           (880)            294
          Refundable income taxes                                                 17              10
          Prepaid expenses and other current assets                              (49)             17
          Other assets                                                            --            (268)
          Accounts payable                                                        13           1,270
          Deferred revenue                                                      (292)             14
          Customer advances                                                      (47)          1,094
          Accrued expenses and other current liabilities                         870            (613)
                                                                             -------         -------
      Net cash (used for) provided by operating activities                      (578)          1,386
                                                                             -------         -------
Cash flows from investing activities
    Capital expenditures                                                          --            (103)
    Proceeds from disposition of equipment                                     2,898              --
    Capitalized software expenditures                                             --            (667)
                                                                             -------         -------
      Net cash provided by (used for) investing activities                     2,898            (770)
                                                                             -------         -------
Cash flows from financing activities
    Principal payments on notes payable and
      capital lease obligations                                               (2,914)           (349)
    Proceeds from exercise of stock options                                       --              62
                                                                             -------         -------
      Net cash used for financing activities                                  (2,914)           (287)
                                                                             -------         -------
(Decrease) increase in cash                                                     (594)            329
Cash, beginning of period                                                      3,637           1,153
                                                                             -------         -------
Cash, end of period                                                          $ 3,043         $ 1,482
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

1. GENERAL

      Elcotel, Inc. ("Elcotel") and its wholly owned subsidiaries (collectively, the "Company"), debtor-in-possession, design, develop, manufacture and market a comprehensive line of integrated public communications products and services. The Company's product line includes microprocessor-based payphone terminals known in the industry as "smart" or "intelligent" payphones, software systems to manage and control networks of the Company's smart payphone terminals, electromechanical payphone terminals also known in the industry as "dumb" payphones, replacement components and assemblies, and an offering of industry services including repair, upgrade and refurbishment of equipment, customer training and technical support. In addition, the Company has developed non-PC Internet terminal appliances for use in a public communications environment, which enable the on-the-go user to gain access to Internet-based content and information through the Company's client-server network supported by its back office software system. The Company's non-PC Internet terminal appliances were designed to provide the features of traditional smart payphone terminals, to provide connectivity to Internet-based content, to support e-mail and e-commerce services, and to generate revenues from display advertising, sponsored content and other services in addition to traditional revenues from public payphones. The Company's service bureau network was designed to manage and deliver display advertising content, Internet-based content and specialized and personalized services to its non-PC Internet terminal appliances.

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

      The events resulting in the Company's filing for relief under the Bankruptcy Code, including recurring operating losses, its inability to meet its debt service requirements and a foreclosure action commenced by the Company's senior secured lender, and the potential of an orderly liquidation of the Debtors pursuant to the Company's proposed First Amended Joint Plan of Reorganization, as corrected, dated October 25, 2001 (the "Plan"), as described in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon, among other things, the terms of the ultimate plan of reorganization and confirmation thereof under the Bankruptcy Code and the ability of the Company to: (i) obtain adequate sales and revenues to achieve profitable operations;
(ii) generate sufficient cash from operations and financing sources to meet its obligations; (iii) continue to be authorized to use cash collateral; (iv) obtain required financing to make payments to the Company's senior secured lender set forth in the Plan in order to avoid the alternative of an orderly liquidation as also set forth in the Plan; and (v) obtain adequate post reorganization financing.

      There can be no assurance that the Company's Plan will be confirmed by the Bankruptcy Court or that a reorganization of the Company pursuant to the Plan will allow the Company to operate profitably. Also, there can be no assurance that the Company will be able to obtain required financing to make payments to the Company's senior secured lender as set forth in the Plan and avoid the alternative of an orderly liquidation of the Debtors as also set forth in the Plan. In addition, actions of the Bankruptcy Court regarding the Plan and other matters during the Chapter 11 Proceedings could change materially the financial condition and/or outlook of the Company. Furthermore, the future availability or terms of financing cannot be determined in light of the Chapter 11 Proceedings and there can be no assurance that the amounts available through any financing will be sufficient to fund the operations of the Company. The Company may also experience difficulty in attracting and maintaining customers and appropriate personnel and in continuing normal business operations during the pendency of the Chapter 11 Proceedings. Under present circumstances, a potential outcome of the Chapter 11 proceedings is an orderly liquidation of the Debtors pursuant to the Plan.

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

      The accompanying  unaudited  condensed  consolidated  balance sheet of the
Company at September 30, 2001 and the unaudited condensed consolidated statements of operations and other comprehensive loss for the three months and six months ended September 30, 2001 and 2000 and of cash flows for the six months ended September 30, 2001 and 2000 are condensed and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission without audit, and have not been reviewed by the Company's independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the financial information included herein reflects all adjustments considered necessary to present fairly the financial position of the Company at September 30, 2001 and the results of its operations and cash flows for all periods presented, and, all such adjustments are of a normal and recurring nature. The results of operations for the three months and six months ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year.

      The Company's unaudited condensed consolidated financial statements for the three months and six months ended September 30, 2000 have been reclassified to conform to the presentation at and for the three months and six months ended September 30, 2001. The condensed consolidated balance sheet at March 31, 2001 has been derived from the Company's audited consolidated financial statements as of and for the year ended March 31, 2001. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

2. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

      Under the Bankruptcy Code, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Debtors absent obtaining relief from the Bankruptcy Court. As debtor-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and leases. If the Debtors reject an executory contract or lease, the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as general unsecured claims in the reorganization. Pre-petition claims, which were contingent or unliquidated at the commencement of a Chapter 11 proceeding, may become allowable against the Debtors in amounts fixed by the Bankruptcy Court during the claims reconciliation process. Substantially all liabilities as of the Petition Date are subject to compromise or settlement under the Plan to be voted upon by creditors, equity holders and other affected parties and approved by the Bankruptcy Court. The accompanying consolidated balance sheets at September 30, 2001 and March 31, 2001 include approximately $13,587 and $16,797, respectively, of liabilities subject to compromise or settlement pursuant to the Chapter 11 Proceedings as follows:

                                                       September 30,  March 31,
                                                           2001         2001
                                                       -------------  ---------

      Accounts payable                                   $ 2,761      $ 2,895
      Accrued expenses and other current liabilities       1,787        1,940
      Customer advances                                      438          482
      Notes, debt and capital lease obligations            8,601       11,480
                                                         -------      -------
                                                         $13,587      $16,797
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

      The Plan contemplates a reorganization of the Debtors or, alternatively, an orderly liquidation of the Debtors and their respective assets if the Debtors fail to pay Bank of America, N.A. (the "Bank") on or before December 31, 2001 $5,000 in cash, less any amounts paid to the Bank after October 12, 2001 ($1,750 of which has been paid to the Bank as of November 9, 2001), (the "Liquidation Trigger Event"). Accordingly, the Plan sets forth both the proposed resolution of liabilities subject to compromise pursuant to reorganization and matters related to the Company's emergence from bankruptcy, and matters related to an orderly liquidation of the Debtors upon the occurrence of the Liquidation Trigger Event. In the event of an orderly liquidation of the Debtors pursuant to the Plan, the Plan provides for alternative treatment of liabilities and claims against the Debtors.

      Pursuant to a reorganization of the Debtors under the Plan, the Bank would receive, on or before December 31, 2001, $5,000 in cash, less any payments made by the Debtors to the Bank after October 12, 2001 ($1,750 of which has been paid to the Bank as of November 9, 2001), payable from Company's cash balances and the proceeds of a revolving credit facility that the Debtors are attempting to obtain, and in addition a subordinated note in the principal amount of $3,400 (the "Bank Note") in satisfaction of the Bank's secured claims. As proposed, the terms of the Bank Note would provide for: (i) interest at a rate of twelve percent (12%) per annum, which would be payable when the Company's ratio of earnings before interest, taxes, depreciation and amortization (as defined) to senior interest expense under the revolving credit facility exceeds 5 to 1; (ii) a maturity of six (6) years; and (iii) the payment of principal based on the Company's cash flow. The Debtors' unsecured creditors would receive shares of new common stock that would be authorized pursuant to the Plan (the "New Common Stock") representing 33.3% of the New Common Stock issued pursuant to the Plan and the Debtors' officers and certain other employees would receive shares of New Common Stock representing 66.7% of the New Common Stock issued pursuant to the Plan in exchange for the contribution to equity of emergence bonuses payable pursuant to the Company's Key Employee Retention and Severance Plan and a $250 cash contribution to equity by the Company's President and Chief Executive Officer. The Company's existing common stock would be cancelled, and the holders of the Company's existing common stock would retain no ownership interest in the Company.

      Alternatively, pursuant to an orderly liquidation of the Debtors under the Plan if the Liquidation Trigger Event occurs, the Bank would receive the net cash proceeds from the sale and disposition of the Debtors' assets after the payment of liquidation costs and expenses, allowed administrative claims approved by the Bank and a payment of $110 to unsecured creditors (the "Net Cash Proceeds"), up to an amount equal to $5,000 ($1,750 of which has been paid to the Bank as of November 9, 2001). The remaining Net Cash Proceeds, if any, up to an amount of $250 would be shared equally with unsecured creditors. Thereafter, the Bank would receive remaining Net Cash Proceeds, if any, in excess of $5,250. The New Common Stock would be issued to the Bank, the Company's existing common stock would be cancelled, and the holders of the Company's existing common stock would retain no ownership interest in the Company.

      There can be no assurance that the creditors and equity holders of the Debtors will approve the Plan, that the Bankruptcy Court will confirm the Plan or that a reorganization of the Debtors pursuant to the Plan will enable the Company to continue to operate or operate profitably. Also, there can be no assurance that the Debtors will be able to reorganize and emerge from the Chapter 11 Proceedings and will not be liquidated pursuant to the alternative provisions contained in the Plan. In addition, there can be no assurance that amendments to the Plan and other actions during the Chapter 11 Proceedings will not have a material adverse effect on the financial condition and/or outlook of the Company and its ability to reorganize. Furthermore, there is no assurance that the Company will be able to secure the financing required to consummate a reorganization pursuant to the Plan, or that such financing, if available, will not be on onerous terms or adequate to fund the Company's cash requirements following a reorganization pursuant to the Plan.

      The Plan must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court as required by the Bankruptcy Code. The Bankruptcy Court may confirm the Plan notwithstanding the non-acceptance of the Plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. If the Bankruptcy Court confirms the Plan, the

Company's existing common stock will be cancelled and the holders of the Company's common stock will receive no value for their interests. Therefore, the value of the Company's common stock is highly speculative, and in all likelihood the Company's existing common stock is worthless.

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

      As of September 30, 2001, approximately $9,514 of the Company's liabilities subject to compromise pursuant to the Chapter 11 Proceedings relate to amounts (principal and interest) owed to the Bank pursuant to notes (the "Bank Notes"), which are collateralized by substantially all of the assets of the Company. The amounts outstanding pursuant to the terms of the Bank Notes are undercollateralized and are impaired under the Plan. Accordingly, the obligations, including principal and accrued interest, payable to the Bank are classified as liabilities subject to compromise pursuant to the Chapter 11 Proceedings.

      The Bankruptcy Court has issued orders providing the Company with the authority to pay pre-petition and post-petition compensation, benefits and other employee obligations to and on behalf of its employees, officers and directors and to use its cash balances and cash collections (which are part of the Bank's collateral) to operate the Debtors' businesses in the ordinary course of business for goods and services received after the Petition Date. The Company's authority to use cash collateral pursuant to a ninth interim order approved by the Bankruptcy Court on October 25, 2001 expires on December 14, 2001. The Bankruptcy Court will conduct a confirmation hearing on the Plan on December 13, 2001. The Company believes, but cannot assure, that the Plan will be approved by the Company's creditors and confirmed by the Bankruptcy Court. The Company plans to request authority to continue to use cash collateral to operate the Debtors' businesses at the December 13, 2001 confirmation hearing. In the event the Plan is not confirmed and the Company's use of cash collateral to continue to operate the Debtors' businesses subsequent to December 13, 2001 is not approved by the Bankruptcy Court, the Debtors would be unable to continue to operate their businesses other than pursuant to an immediate liquidation.

      On May 3, 2001, the Bankruptcy Court approved a settlement agreement dated April 6, 2001 between the Company and one of its customers that provides for an offset of approximately $1,562 of the Company's pre-petition accounts payable against accounts receivable due from the customer. The obligations payable to and the receivable from the customer relate to the Company's purchases and sales, respectively, pursuant to a certain refurbishment sales agreement between the parties. The order of the Bankruptcy Court provides for the offset of the Company's payable obligation to the customer against its accounts receivable due from the customer in the amounts of $562 on May 3, 2001 (the date the Bankruptcy Court approved the settlement agreement), $100 each month during the period beginning April 1, 2001 and ending June 30, 2001; $75 each month during the period beginning July 1, 2001 and ending March 31, 2002; and $25 during the month ending April 30, 2001. Accordingly, $475 and $1,562 of pre-petition accounts payable obligations are classified as current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2001 and March 31, 2001, respectively. The offset of accounts payable against accounts and notes receivable during the six months ended September 30, 2001 aggregated $1,423, including $336 of liabilities incurred subsequent to the Petition Date.

      On May 31, 2001, the Bankruptcy Court issued an order approving a binding letter agreement dated March 29, 2001 between the Company and one of its customers that provides for the offset of a pre-petition $1,000 deposit (or customer advance) liability of the Company against accounts receivable due from the customer and that set forth the primary terms of a new supply agreement(s) between the parties. The obligations payable to and the receivable from the customer relate to a cash advance from the customer and sales to the customer, respectively, pursuant to sales and purchase agreements between the parties. The order of the Bankruptcy Court provides for the offset of the customer advance obligation against the Company's accounts receivable from the customer as of the date of the order and authorized the Company to enter into the new supply agreement(s). Accordingly, the $1,000 pre-petition customer advance obligation was offset against accounts and notes receivable in the accompanying condensed consolidated balance sheets at September 30, 2001 and March 31, 2001.

      On June 28, 2001, the Bankruptcy Court approved the Company's Key Employee Retention and Severance Plan (the "Retention Plan") and authorized the Company to make payments pursuant to the terms of the Retention Plan. On that date, the Bankruptcy Court also authorized the Company to pay incentive bonuses and sales commissions to certain officers accrued as of March 31, 2001 and sales commissions to a certain officer for fiscal year 2002. The Retention Plan provides for the payment of retention bonuses aggregating approximately $766 to officers and key employees between the date of the order of the Bankruptcy Court and June 1, 2002. In addition, the Retention Plan provides for the payment of emergence bonuses aggregating approximately $646 to officers and key employees when and if the Company's Plan is substantially consummated. In addition, the Retention Plan provides for payment of severance benefits to officers and key employees aggregating approximately $607 upon termination of employment without cause during the pendency of the Chapter 11 cases provided, however, that payments of emergence bonuses shall be credited against any such severance benefits. During the three months and six months ended September 30, 2001, the Company accrued, as reorganization costs, estimated retention and bonus compensation of $364 and $505, respectively, pursuant to the terms of the Retention Plan, net of adjustments related to terminated employees. If the Debtors are reorganized pursuant to the Plan, emergence bonus compensation payable under the terms of the Retention Plan will be contributed to equity of the reorganized company. If the Debtors and their assets were liquidated pursuant to the Plan, such compensation would not be payable. However, there is no assurance that the Plan will be confirmed by the Bankruptcy Court.

      Under certain manufacturing agreements between the Company and subcontractors, the Company is committed to purchase inventory that is acquired by the subcontractors pursuant to purchase orders issued by the Company. Subsequent to the Petition Date, the Company has continued its relationships with such subcontractors or their successors. However, as result of the Chapter 11 Proceedings and/or the potential rejection of contractual agreements pursuant to the Bankruptcy Code, these subcontractors may file claims against the Company that include the value of inventory purchased to fulfill the Company's orders and such claims may be substantially greater than the applicable liability reflected in the accompanying condensed consolidated financial statements. The Company believes that its purchase commitments under these agreements may range from $2,000 to $2,500 at September 30, 2001 and March 31, 2001.

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

      Management believes that the matters discussed in the preceding paragraphs have a significant impact on the value of the bankruptcy estates of the Debtors and therefore the amounts available to unsecured creditors. Also, the ultimate resolution of the obligations payable to the Bank will determine in large part the cost of ending the Chapter 11 Proceedings. There are other significant issues that will arise as a result of the Chapter 11 Proceedings, including the measure of damages arising from the Debtors' rejection of burdensome contractual obligations. Resolution of these and other complex issues brought before the Bankruptcy Court are expected to result in substantial legal, accounting and other professional fees and expenses. During the three months and six months ended September 30, 2001, the Company accrued reorganization related professional fees and expenses of approximately $216 and $713, respectively. Aggregate reorganization costs of $567 and $1,184 during the three months and six months ended September 30, 2001, respectively, are reported net of interest income on cash balances of $13 and $34, respectively, include estimated reorganization related professional fees and expenses and estimated compensation pursuant to the Retention Plan of $364 and $505, respectively.

      Management cannot predict at this time whether (or when) its Plan will be approved and confirmed by the Bankruptcy Court or whether the Debtors will be reorganized or liquidated pursuant to the Plan or outside of the Plan. In addition, provisions of the Debtors' confirmed Plan, if any, may differ significantly from those set forth herein, and such differences may be material.

3. INVENTORIES

      Inventories at September 30, 2001 and March 31, 2001 are summarized as follows:

                                                 September 30,        March 31,
                                                     2001               2001
                                                 -------------        ---------
      Finished products                            $ 1,031            $   621
      Work-in-process                                  490                642
      Purchased components                           5,194              4,572
                                                   -------            -------
                                                     6,715              5,835
      Reserve for obsolescence                      (2,451)            (2,358)
                                                   -------            -------
                                                   $ 4,264            $ 3,477
                                                   =======            =======

4. PROPERTY, PLANT AND EQUIPMENT

      On August 16, 2001, the Company sold its real property housing its corporate headquarters for an aggregate sales price of $3,050. The net proceeds from the transaction after selling expenses approximated $2,897. The net proceeds were used to pay property taxes of approximately $86 and reduce obligations payable to the Bank by approximately $2,811. In connection with the transaction, the Company entered into a lease agreement for a portion of the premises. The lease agreement has an original term of five years and is renewable at the option of the Company for two additional terms of two years each. The monthly base lease payment approximates $21. In addition, the Company is obligated to pay its pro rata share of property taxes and insurance costs related to the leased property. Pursuant to the terms of the lease, the Company prepaid base lease payments for the initial year of the original lease term in the amount of $250.

5. NOTES, DEBT AND CAPITAL LEASE OBLIGATIONS

      Notes, debt and capital lease obligations payable at September 30, 2001 and March 31, 2001 are summarized as follows:

                                                                     September 30,      March 31,
                                                                        2001              2000
                                                                     -------------      ---------
   Secured Promissory Notes Payable to Bank,
     due September 30, 2000:
      Revolving credit lines                                          $  6,376          $  6,376
      Installment/term note                                              2,011             3,072
      Mortgage note                                                         --             1,750
   Capital lease obligations                                               214               282
   Unsecured promissory note, payable in thirty equal
      monthly installments of $6 including interest                         --                35
                                                                      --------          --------
                                                                         8,601            11,515
    Less - Amount not subject to compromise
        classified as current                                               --               (35)
                                                                      --------          --------
    Notes, debt and capital lease obligations classified
        as liabililities subject to compromise                        $  8,601          $ 11,480
                                                                      ========          ========

      During the three months and six months ended September 30, 2001, the Company paid the Bank an aggregate of $2,811 towards its outstanding note obligations. The Company applied $1,750 towards the repayment of the outstanding principal balance of the mortgage note and $1,061 towards the outstanding principal balance of the installment/term note. The Company reserved its rights to challenge the Bank's application of the proceeds, if different, pursuant to the Chapter 11 Proceedings. In addition, in October 2001, the Company paid the Bank $1,750 towards the outstanding principal balance of the installment/term note and against the $5,000 payment due on December 31, 2001 pursuant to the Plan.

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

      The Company believes that the fair value of the Collateral securing the debt outstanding under the loan agreements between the Company and the Bank is substantially less than the amount of the outstanding obligations and the Bank's claim is impaired under the Plan. Accordingly, the Company ceased accruing interest on the debt outstanding under the Loan Agreements as of the Petition Date in accordance with SOP 90-7. As a result of the Company's default regarding the payment of the obligations due the Bank in September 2000, the contractual (default) interest rate on the debt outstanding under the Loan Agreements increased to 25% per annum.

6. STOCKHOLDERS' DEFICIENCY

      Changes in stockholders' deficiency for the six months ended September 30, 2001 are summarized as follows:

                                                                            Accumulated
                                               Additional                     Other
                                     Common     Paid-in      Accumulated   Comprehensive  Treasury
                                      Stock     Capital        Deficit         Loss         Stock      Total
                                     --------  ----------    -----------   -------------  --------    --------
   Balance at March 31, 2001         $ 138      $ 47,565      $(51,138)      $  (282)     $ (177)     $ (3,894)
   Holding loss on marketable
     securities, net of tax                                                       (3)                       (3)
   Net loss for the period                                      (1,067)                                 (1,067)
                                     -----      --------      --------       -------      ------      --------
   Balance at September 30, 2001     $ 138      $ 47,565      $(52,205)      $  (285)     $ (177)     $ (4,964)
                                     =====      ========      ========       =======      ======      ========

7. SUPPLEMENTAL CASH FLOW INFORMATION

      A summary of the Company's supplemental cash flow information for the six months ended September 30, 2001 and 2000 is as follows:

                                                              2001        2000
                                                            -------      ------

Cash paid (received) during the period for:
  Interest                                                  $   (53)     $  574
  Income taxes                                                  (17)        (10)

Non-cash investing and financing activities:
  Equipment acquired under capital lease
    obligations                                                  --         140
  Offset of accounts payable against accounts
    and notes receivable                                      1,423          --
  Offset of deferred revenue against accounts
    receivable related to returned products                     449          --
  Unrealized loss on marketable securities
    resulting in an increase in stockholders'
    deficiency and decrease in prepaid expenses
    and other current assets                                      3         181
  Increase in prepaid expenses and decrease in
    stockholders' deficiency upon issuance of
    common stock purchase warrants                               --          45
  Compensation related to exercised stock options
    resulting in an increase in stockholders' equity
    and decrease in accrued expenses                             --          10

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

      The weighted average number of shares of common stock outstanding used to compute basic loss per share for the three months ended September 30, 2001 and 2000 was 13,779,991 shares and 13,773,362 shares, respectively. The weighted average number of shares of common stock outstanding used to compute basic loss per share for the six months ended September 30, 2001 and 2000 was 13,779,991 shares and 13,757,877 shares, respectively. There were no potential dilutive common shares outstanding during the three months and six months ended September 30, 2001 and 2000 for purposes of computing diluted loss per share.

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

      Revenues and net sales and gross profit (loss) of each reportable segment for the three months ended September 30, 2001 and 2000 is set forth below:

                                          2001                     2000
                                -----------------------------------------------
                                 Revenues       Gross      Revenues      Gross
                                  and Net      Profit       and Net     Profit
                                   Sales       (Loss)        Sales       (Loss)
                                 --------     -------      --------     -------

Payphone segment                  $ 2,804     $   904       $ 6,888     $ 1,690
Internet appliance segment             32         (53)          204        (491)
                                  -------     -------       -------     -------
                                  $ 2,836     $   851       $ 7,092     $ 1,199
                                  =======     =======       =======     =======

      Revenues and net sales and gross profit (loss) of each reportable segment for the six months ended September 30, 2001 and 2000 is set forth below:

                                             2001                  2000
                                      -------------------  --------------------
                                      Revenues    Gross     Revenues    Gross
                                      and Net     Profit    and Net     Profit
                                       Sales      (Loss)     Sales      (Loss)
                                      --------   --------  --------    --------

Payphone segment                      $  9,192   $  2,635  $ 15,240    $  4,121
Internet appliance segment                 226        (75)    1,123        (919)
                                      --------   --------  --------    --------
                                      $  9,418   $  2,560  $ 16,363    $  3,202
                                      ========   ========  ========    ========

      Revenues and net sales of each reportable segment by customer group for the three months and six months ended September 30, 2001 and 2000 is summarized as follows:

                                                   Three Months Ended       Six Months Ended
                                                      September 30,           September 30,
                                                  --------------------     -------------------
                                                    2001         2000        2001        2000
                                                  -------      -------     -------     -------
Payphone segment:
  Telephone companies                             $ 2,051      $ 4,859     $ 7,426     $10,501
  Private operators and distributors                  257        1,260         796       3,303
  International operators                             496          769         970       1,436
Internet appliance segment:
  International operators                              12           98          20         995
  Telephone companies                                  20          100         206         105
  Private operators and distributors                   --            6          --          23
                                                  -------      -------     -------     -------
                                                  $ 2,836      $ 7,092     $ 9,418     $16,363
                                                  =======      =======     =======     =======

      The Company does not allocate assets or other corporate expenses to reportable segments. A reconciliation of segment gross profit information to the Company's condensed consolidated financial statements for the three months and six months ended September 30, 2001 and 2000 is as follows:

                                                 Three Months Ended     Six Months Ended
                                                    September 30,         September 30,
                                                 ------------------     ----------------
                                                   2001      2000        2001      2000
                                                 -------   -------     -------   -------
Total gross profit of  reportable segments       $   851   $ 1,199     $ 2,560   $ 3,202
Unallocated corporate expenses                    (1,407)   (3,228)     (3,627)   (7,365)
                                                 -------   -------     -------   -------
Loss before income taxes                         $  (556)  $(2,029)    $(1,067)  $(4,163)
                                                 =======   =======     =======   =======

      Information with respect to service revenues and product sales of the Company's reportable segments during the three months and six months ended September 30, 2001 and 2000 is set forth below:

                                                             Three Months Ended     Six Months Ended
                                                                September 30,         September 30,
                                                             ------------------    ------------------
                                                               2001      2000        2001      2000
                                                             -------    -------     -------   -------
Payphone segment:
  Payphone terminals                                         $   790    $ 1,861     $ 3,108   $ 4,586
  Printed circuit board control modules and kits               1,270      2,382       2,571     5,276
  Components, assemblies and other products                      315        914         904     1,494
  Repair, refurbishment and upgrade services                     388      1,637       2,535     3,575
  Other services                                                  41         94          74       309
Internet appliance segment:
   Internet appliance terminals and components                     3        198         165     1,112
   Service and advertising revenues                               29          6          61        11
                                                             -------    -------     -------   -------
                                                             $ 2,836    $ 7,092     $ 9,418   $16,363
                                                             =======    =======     =======   =======

      The Company markets its products and services in the United States and in certain foreign countries. The Company's international business consists of export sales, and the Company does not presently have any foreign operations. Sales by geographic region for the three months and six months ended September 30, 2001 and 2000 were as follows:

                                 Three Months Ended     Six Months Ended
                                    September 30,          September 30,
                                 ------------------     ----------------
                                  2001       2000        2001     2000
                                 -------    -------     -------  -------

United States                    $ 2,328    $ 6,216     $ 8,429  $13,922
Canada                                27        250          34    1,209
Latin America                        481        498         952    1,104
Asia Pacific                          --        128           3      128
                                 -------    -------     -------  -------
                                 $ 2,836    $ 7,092     $ 9,418  $16,363
                                 =======    =======     =======  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All dollar amounts, except per share data, in this Management's Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.

Forward Looking Statements

      The statements contained in this discussion of financial condition and results of operations which are not historical facts contain forward looking statements, usually containing the words "believe", "estimate", "expect" or similar expressions, regarding the Company's financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause our actual results to differ materially from those expected by us, including competitive factors, customer relations, the risk of obsolescence of our products, relationships with suppliers, the risk of adverse regulatory action affecting our business or the business of our customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the ability of the Company to continue as a going concern, the outcome of our bankruptcy proceedings discussed herein, whether the Company's Reorganization Plan is approved and if approved whether the reorganization is successfully completed or a liquidation, orderly or otherwise, will result, and other uncertainties detailed in this report and in our other filings with the Securities and Exchange Commission. Such information may change or become invalid after the date of this report, and by making these forward-looking statements, the Company undertakes no obligation to update or revise these statements for revisions or changes after the date hereof.

Operations

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

      The Company's net loss for the three months and six months ended September 30, 2001 decreased to $556 ($.04 per diluted share) and $1,067 ($.08 per diluted share), respectively, as compared to $2,029 ($.15 per diluted share) and $4,163 ($.30 per diluted share), respectively, for the corresponding periods of fiscal 2001. The decline in the Company's net loss is attributable to a number of factors, including: (i) substantial operating cost reductions; (ii) the gain on sale of property; and (iii) the impairment write-off of goodwill, intangible assets and certain other long-lived assets at March 31, 2001, which were partially offset by the impact of declining revenues and net sales, and the Chapter 11 Proceedings, all of which are further discussed below.

      Revenues and Net Sales. The Company continues to experience substantial declines in revenues and net sales and in related gross profit as a result of industry conditions beyond its control, including the contraction of the installed base of public access terminals, the consolidation of domestic public communications providers, and declining industry revenues resulting from increasing usage of wireless services and the increased volume of dial-around (toll free and access code) calls. The Company's revenues and net sales declined by 60% for the three months ended September 30, 2001 and by 42% for the six months ended September 30, 2001 as compared to same periods of the previous fiscal year. The declines in revenues and net sales were experienced in all customer groups served by the Company, both domestic and foreign, and in all product and services categories. Because of industry conditions, the Company is unable to predict when, or if, its revenues and net sales will stabilize or begin to grow. In addition, the Company has been unable to successfully market its Grapevine Internet terminal appliances and curtailed the operations of this segment during the six months ended September 30, 2001. Operating activities of this segment are now limited to supporting the existing installed base and market trials.

      Gross Profit. Gross profit declined by 29% and 20% for the three months and six months ended September 30, 2001, respectively, as compared to the corresponding periods last year. As a percentage of revenues and net sales, gross profit approximated 30% and 27% for the three months and six months ended September 30, 2001, respectively, as compared to 17% and 20%, respectively, for the same periods last year. The improvement in gross profit as a percentage of sales and the lower decline in gross profit versus the decline in revenues and net sales for both products and services for the periods are primarily attributable to cost reductions resulting from the curtailment of operations of the Grapevine Internet terminal appliance segment and the impairment write-offs of long-lived assets at March 31, 2001. Also, gross profit margins of the Company's payphone segment improved year over year due to price increases and shifts in revenues and net sales among products and services.

      Other Costs and Expenses. The Company continued to restructure its businesses, reduce its workforce and reduce its other costs and expenses during the three months and six months ended September 30, 2001 to offset the impact of declining revenues and net sales. Consequently, when compared to the same periods of fiscal 2001: (i) selling, general and administrative expenses declined by 46% and 49%, respectively; and (ii) engineering, research and development expenses declined by 28% and 39%, respectively. In addition, the net gain from disposition of property, consisting primarily of the Company's real estate, amounted to $635 and $634 for the three months and six months ended September 30, 2001, respectively. Amortization of goodwill and intangible assets declined by $449 and $897, respectively, due to the impairment write-offs at March 31, 2001.

      As a result of the Chapter 11 Proceedings, the Company ceased accruing interest on outstanding bank debt. As a result, net interest income approximated $1 and $21 for the three months and six months ended September 30, 2001, respectively, as compared to net interest expense of $325 and $745, respectively, for the same periods last year. Contractual net interest expense for the three months and six months ended September 30, 2001 assuming the Company accrued interest on bank debt at the default rate of 25% approximated $634 and $1,314, respectively. In addition as a result of the Chapter 11 Proceedings, the Company accrued estimated reorganization costs of $567 and $1,184 for the three months and six months ended September 30, 2001, respectively. Such costs, reported net of interest income on cash balances of $13 and $34, respectively, consisted of estimated reorganization related professional fees and expenses of approximately $216 and $713, respectively, and estimated compensation pursuant to the Company's Key Employee Retention and Severance Plan of $364 and $505, respectively.

Liquidity and Capital Resources

      Because of the Chapter 11 Proceedings, the Company's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: (i) the approval of the Company's First Amended Joint Plan of Reorganization, as corrected, dated October 25,

2001 (the "Reorganization Plan") and oversight of our operations by the Bankruptcy Court, including the use of cash collateral; (ii) risks related to the confirmation and consummation of the Reorganization Plan, whether the Company can satisfy the conditions for the reorganization or whether an orderly liquidation pursuant to the Reorganization Plan or outside of the Reorganization Plan will occur; (iii) risks associated with third parties seeking and obtaining approval of the Bankruptcy Court to terminate the exclusivity periods to amend and solicit acceptance of the Reorganization Plan and the time for us to accept or reject executory contracts and leases as provided in the Bankruptcy Code or otherwise approved by Bankruptcy Court; (iv) risks associated with third parties seeking and obtaining approval of the Bankruptcy Court for the appointment of a Chapter 11 trustee or to convert the Company's reorganization cases to liquidation cases pursuant to the Reorganization Plan or otherwise; (v) our ability to operate successfully under Chapter 11 Proceedings and achieve planned sales and margins; (vi) potential adverse developments with respect to our liquidity or results of operations; (vii) our ability to purchase materials and negotiate and maintain terms with suppliers; (viii) our ability to achieve further cost savings; (ix) our ability to attract, retain and compensate key executives and employees; (x) trends in the economy as a whole and in particular the public communication industry; (xi) the seasonal nature of our business and our ability to predict customer demand for our payphone and Internet appliance products and services; and (xii) our ability to attract and retain customers.

      The Reorganization Plan contemplates a reorganization of the Debtors or, alternatively, an orderly liquidation of the Debtors and their respective assets if the Debtors fail to pay Bank of America, N.A. (the "Bank") on or before
December 31, 2001 $5,000 in cash, less any amounts paid to the Bank after October 12, 2001 ($1,750 of which has been paid to the Bank as of November 9,
2001), (the "Liquidation Trigger Event"). Accordingly, the Reorganization Plan sets forth both the proposed resolution of liabilities subject to compromise pursuant to reorganization and matters related to the Company's emergence from bankruptcy, and matters related to an orderly liquidation of the Debtors upon the occurrence of the Liquidation Trigger Event. In the event of an orderly liquidation of the Debtors pursuant to the Reorganization Plan, the Reorganization Plan provides for alternative treatment of liabilities and claims against the Debtors.

      Alternatively, pursuant to a reorganization of the Debtors under the Reorganization Plan if the Liquidation Trigger event occurs, the Bank would receive on or before December 31, 2001 $5,000 in cash, less any payments made by the Debtors to the Bank after October 12, 2001 ($1,750 of which has been paid to the Bank as of November 9, 2001), payable from Company's cash balances and the proceeds of a revolving credit facility that the Debtors are attempting to obtain, and in addition a subordinated note in the principal amount of $3,400 (the "Bank Note") in satisfaction of the Bank's secured claims. As proposed, the terms of the Bank Note would provide for: (i) interest at a rate of twelve percent (12%) per annum, which would be payable when the Company's ratio of earnings before interest, taxes, depreciation and amortization (as defined) to senior interest expense under the revolving credit facility exceeds 5 to 1; (ii) a maturity of six (6) years; and (iii) the payment of principal based on the Company's cash flow. The Debtors' unsecured creditors would receive shares of new common stock that would be authorized pursuant to the Reorganization Plan (the "New Common Stock") representing 33.3% of the New Common Stock issued pursuant to the Reorganization Plan and the Debtors' officers and certain other employees would receive shares of New Common Stock representing 66.7% of the New Common Stock issued pursuant to the Reorganization Plan in exchange for the contribution to equity of emergence bonuses payable pursuant to the Company's Key Employee Retention and Severance Plan and a $250 cash contribution to equity by the Company's President and Chief Executive Officer. The Company's existing common stock would be cancelled, and the holders of the Company's existing common stock would retain no ownership interest in the Company.

      Pursuant to an orderly liquidation of the Debtors under the Reorganization Plan, the Bank would receive the net cash proceeds from the sale and disposition of the Debtors' assets after the payment of liquidation costs and expenses, allowed administrative claims approved by the Bank and a payment of $110 to unsecured creditors (the "Net Cash Proceeds"), up to an amount equal to $5,000 ($1,750 of which has been paid to the Bank as of November 9, 2001). The remaining Net Cash Proceeds, if any, up to an amount of $250 would be shared equally with unsecured creditors. Thereafter, the Bank would receive remaining Net Cash Proceeds, if any, in excess of $5,250. The New Common Stock would be issued to the Bank, the Company's existing common stock would be cancelled, and the holders of the Company's existing common stock would retain no ownership interest in the Company.

      There can be no assurance that the creditors and equity holders of the Debtors will approve the Reorganization Plan, that the Bankruptcy Court will confirm the Reorganization Plan or that a reorganization of the Debtors pursuant to the Reorganization Plan will enable the Company to continue to operate or operate profitably. Also, there can be no assurance that the Debtors will be able to reorganize and emerge from the Chapter 11 Proceedings and will not be liquidated pursuant to the alternative provisions contained in the Reorganization Plan or outside of the Reorganization Plan. In addition, there can be no assurance that amendments to the Reorganization Plan and other actions during the Chapter 11 Proceedings will not have a material adverse effect on the financial condition and/or outlook of the Company and its ability to reorganize. Furthermore, there is no assurance that the Company will be able to secure the financing required to consummate a reorganization pursuant to the Reorganization Plan, or that such financing, if available, will not be on onerous terms or adequate to fund the Company's cash requirements following a reorganization pursuant to the Reorganization Plan.

      The Company's condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, the realization of assets and payment of liabilities and commitments in the ordinary course of business. The events resulting in the Company's filing for relief under the United States Bankruptcy Code, including recurring operating losses, its inability to meet its debt service requirements and a foreclosure action commenced by the Company's senior secured lender, and the potential of an orderly liquidation of the Debtors pursuant to the Company's Reorganization Plan, as described above, raise substantial doubt about the
Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon, among other things, the terms of the ultimate plan of reorganization and confirmation thereof under the Bankruptcy Code and the ability of the Company to: (i) obtain adequate sales and revenues to achieve profitable operations; (ii) generate sufficient cash from operations and financing sources to meet its obligations; (iii) continue to be authorized to use cash collateral; (iv) obtain required financing to make payments to the Company's senior secured lender set forth in the Reorganization Plan in order to avoid the alternative of an orderly liquidation as also set forth in the Reorganization Plan; and (v) obtain adequate post reorganization financing.

      There can be no assurance that the Company's Reorganization Plan will be confirmed by the Bankruptcy Court or that a reorganization of the Company pursuant to the Reorganization Plan will allow the Company to operate profitably. Also, there can be no assurance that the Company will be able to obtain required financing to make payments to the Company's senior secured lender as set forth in the Reorganization Plan and avoid the alternative of an orderly liquidation of the Debtors as also set forth in the Reorganization Plan or outside of the Reorganization Plan. In addition, actions of the Bankruptcy Court regarding the Plan and other matters during the Chapter 11 Proceedings could change materially the financial condition and/or outlook of the Company. Furthermore, the future availability or terms of financing cannot be determined in light of the Chapter 11 Proceedings and there can be no assurance that the amounts available through any financing will be sufficient to fund the operations of the Company. Under present circumstances, a potential outcome of the Chapter 11 Proceedings is an orderly liquidation of the Debtors pursuant to the Reorganization Plan.

      As part of the Company's efforts to reorganize under Chapter 11, it is attempting to secure an asset based financing line, additional equity capital and/or other sources of funding to pay the Bank pursuant to the

Reorganization Plan and to provide the capital to fund its operating, working capital and capital expenditure requirements for the next twelve months. There is no assurance that the Company's efforts to secure additional financing and reorganize will be successful, or if successful, that such financing would be available on satisfactory terms or that the Reorganization Plan will be accepted by parties in interest and approved by the Bankruptcy Court. In addition, there is no assurance that any such financing would provide the funding required to pay the Bank pursuant to the Reorganization Plan and fund continued net operating losses and other liquidity requirements for an extended period of time. If the Company's efforts to secure additional capital and other sources of financing are not successful, it would, most likely, be forced into liquidation pursuant to the Reorganization Plan or otherwise.

      At this time, it is not possible to predict the outcome of the Chapter 11 Proceedings or their effects on the Company's business. The Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above and elsewhere in this report. The Company sold its real property and paid the net proceeds of $2,811 to the Bank during the six months ended September 30, 2001. The Company paid the Bank an additional $1,750 since October 12, 2001 pursuant to the terms of cash collateral orders of the Bankruptcy Court. The Company's authority to use cash collateral pursuant to a ninth interim order approved by the Bankruptcy Court on October 25, 2001 expires on December 14, 2001. The Bankruptcy Court will conduct a confirmation hearing on the Reorganization Plan on December 13, 2001. The Company plans to request authority to continue to use cash collateral to operate the Debtors' businesses at the December 13, 2001 confirmation hearing. In the event the Reorganization Plan is not confirmed and the Company's use of cash collateral to continue to operate the Debtors' businesses subsequent to December 13, 2001 is not approved by the Bankruptcy Court, the Debtors would be unable to continue to operate their businesses other than pursuant to an immediate liquidation.

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

      On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As of March 31, 2001, the Company had written-off its goodwill and other intangible assets as a result of its impairment analysis. Therefore, the adoption of SFAS 142 will not have a significant effect on the Company's consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk, including changes in interest rates, foreign currency exchange rate risks and market risk with respect to our investment in the marketable securities of Canada Payphone Corporation. Other than our investment in marketable securities of Canada Payphone Corporation with a market value of $18 and $21 at September 30, 2001 and March 31, 2001, respectively, we do not hold any material financial instruments for trading purposes or any investments in cash equivalents. We believe that our primary market risk exposure relates to the effects that changes in interest rates have on outstanding debt obligations that do not have fixed rates of interest. Upon the default on the covenants of our loan agreements, the annual rates of our bank indebtedness were increased to 25% per annum (the default rate). Based on the outstanding balance of our debt obligations at March 31, 2001, an increase in interest rates to 25% per annum would result in additional interest expense of approximately $1,400 annually. In addition, changes in interest rates impact the fair value of our notes receivable and debt obligations.

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

                                                  Elcotel, Inc.
                                           ------------------------------
                                                  (Registrant)

Date: November 12, 2001                    By:  /s/ William H. Thompson
                                           -------------------------------------
                                           William H. Thompson
                                           Senior Vice President, Administration
                                           and Finance (Principal Accounting and
                                           Financial Officer)